Form 10-Q
period 2012-03-31
PetroLogistics LP
filed 2012-06-18
CIK 1523733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-35529

PetroLogistics LP

(Exact name of registrant as specified in its charter)

Delaware	45-2532754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Travis Street, Suite 3250 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 255-5990

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of June 15, 2012, there were 139,576,539 common units representing limited partner interests in PetroLogistics LP outstanding.

PETROLOGISTICS LP

INDEX TO FORM 10-Q

March 31, 2012

i

PART I—FINANCIAL INFORMATION

Explanatory Note

Most, but not all of, the information contained in this report relates to periods that ended prior to the completion of the Offering (described below), and prior to the effective dates of the agreements discussed herein. Consequently, the unaudited combined financial statements and related discussion of financial condition and results of operations contained in this report pertain PL Propylene LLC, which is the Predecessor to PetroLogistics LP for accounting purposes.

On May 9, 2012, PetroLogistics LP (the Partnership or the Company) completed its initial public offering (the Offering) of 35,000,000 common units representing limited partner interests. Pursuant to a Registration Statement on Form S-1, as amended, the Partnership sold 1,500,000 common units and Propylene Holdings LLC (Propylene Holdings) sold 33,500,000 common units at a price to the public of $17.00 per common unit ($15.98 per common unit, net of underwriting discounts). The Partnership received proceeds from the Offering of approximately $19.0 million (net of underwriting discounts and after deducting estimated offering expenses). The Partnership did not receive any proceeds from the sale of common units by Propylene Holdings.

Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us” or like terms, when used for periods prior to the Offering, refer to PL Propylene LLC (PL Propylene). References in this report to “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms used for periods after the Offering, refer to PetroLogistics LP. References in this report to our “sponsors” refer to Lindsay Goldberg LLC (Lindsay Goldberg) and York Capital Management which, after completion of the Offering, collectively and indirectly own 84% of PetroLogistics GP (our General Partner) and directly and indirectly own 63% of our common units. See Note 3 to our combined financial statements for information regarding the Offering.

While management believes that the financial statements contained herein are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), and in compliance with the rules and regulations of the Securities and Exchange Commission (SEC), we do not believe that these financial statements are necessarily indicative of the financial results which will be reported by the Partnership for periods subsequent to the formation and other transactions which resulted in the capitalization of the Partnership. The information contained in this report should be read in conjunction with the information contained in the Partnership’s prospectus dated May 3, 2012, as filed with the SEC on May 7, 2012, for additional financial information regarding the pro forma financial results when reviewing the financial statements contained herein.

Item 1.  FINANCIAL STATEMENTS

PETROLOGISTICS LP

COMBINED BALANCE SHEETS

(In Thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,361	$1
Restricted cash	—	45,808
Accounts receivable	70,440	42,374
Accounts receivable, related party	143	—
Inventory	11,129	20,283
Prepaid expenses and other current assets	5,042	5,172
Total current assets	104,115	113,638
Property, plant, and equipment, net	600,900	603,127
Intangible asset, net	10,643	10,757
Derivative assets	—	6,178
Deferred financing costs and other assets	10,945	7,798
Total assets	$726,603	$741,498
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$30,313	$28,167
Accounts payable, related parties	2,886	2,526
Accrued liabilities	10,608	6,370
Deferred revenue	6,618	4,680
Derivative liabilities	57,971	7,845
Bank debt, current	3,500	145,115
Total current liabilities	111,896	194,703
Long-term debt	339,500	—
Asset retirement obligation	1,203	1,180
Derivative liabilities, noncurrent	12,124	—
Deferred income taxes	1,035	832
Total liabilities	465,758	196,715
Commitments and contingencies
Partners’ capital	260,845	544,783
Total liabilities and partners’ capital	$726,603	$741,498

See accompanying notes.

PETROLOGISTICS LP

COMBINED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Sales	$234,684	$105,810
Cost of sales	168,718	91,565
Gross profit	65,966	14,245
General and administrative expense	14,111	31,555
Management fee	500	500
Loss on derivatives	84,820	—
Operating loss	(33,465)	(17,810)
Interest expense, net	(4,241)	(4,697)
Loss on early extinguishment of debt	(7,018)	—
Other income	2	25
Net loss before income tax expense	(44.722)	(22,482)
Income tax expense	(696)	(356)
Net loss	$(45,418)	$(22,838)
Comprehensive loss	$(45,418)	$(22,838)

See accompanying notes.

PETROLOGISTICS LP

COMBINED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(In Thousands)

Balance, December 31, 2011	$544,783
Distribution to sponsor (Unaudited)	(250,000)
Equity-based compensation (Unaudited)	11,480
Net loss (Unaudited)	(45,418)
Balance, March 31, 2012 (Unaudited)	$260,845

See accompanying notes.

PETROLOGISTICS LP

COMBINED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Operating activities
Net loss	$(45,418)	$(22,838)
Adjustments to reconcile net loss to net cash provided by operations:
Equity-based compensation expense	11,480	29,343
Amortization of deferred financing costs	779	780
Loss on early extinguishment of debt	7,018	—
Depreciation and amortization expense	8,489	8,295
Accretion expense	23	22
Unrealized loss on derivatives	68,428	—
Deferred income tax expense	203	—
Changes in working capital:
Accounts receivable	(28,066)	(17,537)
Accounts receivable, related parties	(143)	(258)
Inventory	9,154	2,890
Prepaid expenses and other current assets	198	(891)
Accounts payable	2,146	(109)
Accounts payable, related parties	360	(141)
Accrued liabilities	4,238	(1,037)
Deferred revenue	1,938	6,560
Other assets	—	(2)
Restricted cash	34,922	3,981
Net cash provided by operations	75,749	9,058
Investing activities
Capital expenditures	(6,148)	(3,758)
Net cash used in investing activities	(6,148)	(3,758)
Financing activities
Deferred financing costs	(11,012)	—
Proceeds from borrowings	343,000	65,000
Repayments on borrowings	(145,115)	(72,000)
Sponsor contribution	—	1,700
Distribution to sponsor	(250,000)	—
Decrease in debt service reserve	10,886	—
Total cash used in financing activities	(52,241)	(5,300)
Net change in cash	17,360	—
Cash at beginning of period	1	—
Cash at end of period	$17,361	$—

See accompanying notes.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

Organization

PetroLogistics LP is a Delaware limited partnership that was formed on June 9, 2011, by Propylene Holdings to own PL Propylene, a wholly-owned subsidiary of Propylene Holdings. The General Partner holds a non-economic interest in the Partnership. On March 30, 2012, Propylene Holdings contributed PL Propylene to the Partnership.  We completed our initial public offering of limited partner interests pursuant to its Registration Statement on Form S-1 on May 9, 2012.  Prior to completion of the initial public offering, the assets, liabilities and results of operations related to PL Propylene. On May 9, 2012, pursuant to an amended and restated limited partnership agreement, the outstanding limited partner interests in the Partnership were recapitalized into 139,000,000 common units.  See Note 3 for further discussion regarding our initial public offering.

On March 30, 2012, Holdings contributed PL Propylene to PetroLogistics LP. Because this transaction was a transaction between entities under common control, the contributed assets and liabilities of PL Propylene were recorded in these combined financial statements at PL Propylene’s historical cost.  PetroLogistics LP’s combined financial statements for all periods presented include the assets, liabilities and results of the Predecessor.

Nature of Operations

We own and operate the world’s largest propane dehydrogenation facility, based on production capacity, that processes propane into propylene and selected by-products.  We purchased a former olefins manufacturing facility from ExxonMobil Oil Corporation in March 2008. We developed and built new assets and converted certain existing assets into an “on-purpose” propylene production facility (the Facility) in Houston, Texas, with production beginning on October 21, 2010. Propylene is used as one of the basic building blocks for petrochemicals in a variety of end uses, including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim combined financial statements and notes thereto have been prepared by management without audit according to the rules and regulations of the SEC and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of our Predecessor for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to fairly present the information. The accompanying interim combined financial statements do not include all the notes that would be included in our annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in our prospectus dated May 3, 2012, as filed with the SEC on May 7, 2012.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ materially from those estimates.

The more significant areas requiring the use of estimates, assumptions, and judgments relate to the valuation of equity-based compensation awards and the valuation of derivative assets and liabilities.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Derivative Instruments

Commencing October 2011, we entered into commodity derivative contracts (the Propane Swaps) with settlement dates in 2012 and 2013 to manage our exposure to commodity price risk with respect to propane, our sole feedstock. Our principal use of the Propane Swaps is to mitigate the risk associated with unfavorable market movements in the price of energy commodities. Our Propane Swaps act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing us to transfer this price risk to counterparties who are able and willing to bear it.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification) Topic 815, Derivatives and Hedging (ASC Topic 815), addresses the accounting for derivative contracts. We enter into our commodity derivative contracts to economically hedge an exposure through a relationship that does not qualify for hedge accounting under ASC Topic 815. Our derivative contracts are recorded as derivative assets and liabilities, as applicable, at fair value on the balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the statement of comprehensive loss. Unrealized gains or losses on commodity derivative contracts represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the cash flow statement. Until settlement occurs, this will result in non-cash gains or losses being reported in our operating results as gain or loss on derivatives.

Omnibus Agreement

On May 9, 2012, the General Partner, the Partnership, Propylene Holdings, PL Propylene and PL Manufacturing LLC (PL Manufacturing), entered into an Omnibus Agreement (the Omnibus Agreement). Pursuant to the Omnibus Agreement and a related Pledge Agreement (the Pledge Agreement), the Partnership allocated all of its benefits and obligations under the Propane Swaps to PL Manufacturing and the owners of 100% of the issued and outstanding equity interests in PL Manufacturing (together, the PL Manufacturing Members).

Under the Omnibus Agreement and the Pledge Agreement, any amounts received by the Partnership under the Propane Swaps will be distributed, through the General Partner, to PL Manufacturing and the PL Manufacturing Members, and any amounts that the Partnership is required to pay under the Propane Swaps are expected to be contributed to the Partnership as a capital contribution by PL Manufacturing and the PL Manufacturing Members.

While the Partnership does not receive any of the benefits of the Propane Swaps, it remains a party to the Propane Swaps, and will be obligated to make payments to the Propane Swap counterparties as they come due and to post any collateral as required, under the terms of the Propane Swap agreement. As a result, the Partnership will continue to record the fair value of the Propane Swaps on its balance sheet with the related charge being reflected in its statement of comprehensive income in accordance with SEC Staff Accounting Bulletin No. 79. On March 27, 2012, PL Propylene posted a $40.0 million letter of credit as collateral to the Propane Swaps counterparty. To the extent that the Partnership makes payments under the Propane Swaps, PL Manufacturing and the PL Manufacturing Members, through the General Partner, will be responsible for making quarterly capital contributions in an amount equal to the sum of all payments made by the Partnership under such Propane Swaps during the applicable fiscal quarter or owed by the Partnership at the end of the quarter.

The Partnership expects that PL Manufacturing and the PL Manufacturing Members will fund their payment obligations primarily through quarterly distributions that they receive on common units that they own. Under the Pledge Agreement, the PL Manufacturing Members pledged to PL Manufacturing (as collateral agent) a number of common units such that, at all times, the market value of all pledged units and all common units owned by PL Manufacturing that are subject to the Omnibus Agreement is equal to or greater than 10 times the mark-to-market value of the Propane Swaps, but in no event shall the number of pledged units be greater than the amount of units distributed to PL Manufacturing and the PL Manufacturing Members in connection with the Offering. The expected aggregate quarterly distributions payable on all pledged common units, together with a cash reserve held by PL Manufacturing, are expected to be sufficient to cover future payments under the Propane Swaps.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Equity-Based Compensation

We recognize compensation expense related to PL Manufacturing profits interests granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures (see Note 7). The grant date fair value of the equity-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We also account for profits interests granted to non-employees based on the estimated fair value of the awards. The measurement of equity-based compensation for awards granted to non-employees is subject to periodic adjustment as the awards vest, and the resulting change in value is recognized in the statement of comprehensive loss during the period the related services are rendered.

Fair Value of Financial Instruments

We consider cash, accounts receivable, accounts payable, accounts receivable-related parties, accounts payable, accounts payable-related parties, and accrued liabilities to be financial instruments in which the carrying amounts represent fair value because of the short-term nature of the accounts.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Partnership makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Partnership and its counterparties is incorporated in the valuation of assets and liabilities. The Partnership believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

A fair value hierarchy has been established that prioritizes the inputs to valuation techniques used to measure fair value in three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. All assets and liabilities are required to be classified in their entirety based on the lowest level of input that is significant to the fair value measurement in its entirety. Assessing the significance of a particular input may require judgment considering factors specific to the asset or liability, and may affect the valuation of the asset or liability and its placement within the fair value hierarchy. The Partnership classifies fair value balances based on the fair value hierarchy, defined as follows:

·	Level 1 — Consists of unadjusted quoted prices in active markets for identical assets or liabilities that the Partnership has the ability to access as of the reporting date.

·

Level 2 — Consists of inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

·

Level 3 — Consists of unobservable inputs for assets or liabilities whose fair value is estimated based on internally developed models or methodologies using inputs that are generally less readily observable and supported by little, if any, market activity at the measurement date. Unobservable inputs are developed based on the best available information and subject to cost-benefit constraints.

The following table presents the financial instruments that require fair value disclosure as of March 31, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Financial liabilities
Variable rate debt	$—	$343,000	$—	$343,000
Propane swaps	—	70,095	—	70,095

The following table presents the financial instruments that require fair value disclosure as of December 31, 2011.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Financial assets
Propane swaps	$—	$6,178	$—	$6,178
Financial liabilities
Variable rate debt	—	145,115	—	145,115
Propane swaps	—	7,845	—	7,845

The variable rate debt is deemed to be a Level 2 financial instrument because of observable market data. To determine the fair value at December 31, 2011, we reviewed current market interest rates and terms of similar debt, and concluded that the carrying value of the variable rate debt approximates the fair value. We concluded that the carrying value of the variable rate debt approximates the fair value as of March 31, 2012, because of the proximity of the time at which we entered into the credit facility (March 27, 2012) in relation to the reporting period.

The valuation assumptions utilized to measure the fair value of our Propane Swaps were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs. To determine fair value of the Propane Swaps, we utilized quoted prices for similar assets, liabilities and market-corroborated inputs.  See Note 5 for discussion regarding our Propane Swaps.

There are no financial instruments that are split across the levels and there have been no financial instruments that moved between the levels during the three months ended March 31, 2012.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment Reporting

We operate in one segment for the production and sale of propylene and related by-products. All of our operations are located in Houston, Texas.

Recently Issued Accounting Standards

In May 2011, the FASB issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. We adopted the new fair value measurement guidance as of January 1, 2012, and the adoption did not have a material impact on our financial position or results of operations.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted the guidance pertaining to the presentation of other comprehensive income as of January 1, 2012, and the adoption did not have an impact on our financial statements or results of operations.

In December 2011, the FASB issued an accounting standards update on disclosures for offsetting assets and liabilities. The new accounting guidance requires companies to disclose both gross and net information about (1) instruments and transactions eligible for offset in the statement of financial position, and (2) instruments and transactions subject to an agreement similar to a master netting arrangement. The accounting standards update will be effective for reporting periods beginning on or after January 1, 2013, and is not expected to have a significant impact on our financial position or results of operations.

Reclassifications

Certain amounts for prior periods have been reclassified in order to conform to the current period presentation.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Initial Public Offering

On May 4, 2012, our common units began trading on the New York Stock Exchange under the symbol “PDH.” On May 9, 2012, we closed our Offering of 35,000,000 common units at a price of $17.00 per unit.  We  sold 1,500,000 common units, and Propylene Holdings sold 33,500,000 common units.  Immediately prior to the Offering, the outstanding limited partner interests in the Partnership were recapitalized into 139,000,000 common units pursuant to an amended and restated limited partnership agreement.  We received net proceeds of approximately $23.9 million from the sale of 1,500,000 common units, after deducting underwriting discounts.  For further information related to the Offering, refer to our prospectus dated May 3, 2012, as filed with the SEC on May 7, 2012.  The underwriters to the Offering did not exercise their rights to purchase additional common units.

4. Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Product inventory
Raw materials	$387	$2,670
Work in progress	1,315	1,762
Finished product	3,405	10,059
Total product inventory	5,107	14,491
Maintenance spares	6,022	5,792
Total inventory	$11,129	$20,283

Raw materials inventory consists of propane stored by our feedstock supplier. Work in progress inventory represents pipeline and plant fill inventory, which is a combination of propane and propylene. Finished goods inventory includes inventory stored at third party facilities pursuant to our propylene exchange and storage contracts. The exchange and storage contracts provide for storage capacity of 80 million pounds. Legal title and custody, control and risk of loss of finished goods inventory remains with us

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Inventory (Continued)

until the finished goods inventory is delivered to the customer pursuant to our propylene sales contracts.

5. Derivative Instruments

Our business activities expose us to risks associated with unfavorable changes in the market price of propylene and propane. In October 2011, we began entering into derivative transactions with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock. Under the terms of the arrangement, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the contractual percentage). Beginning in January 2012, and at the conclusion of each month, a calculation is performed to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the actual percentage). If the actual percentage exceeds the contractual percentage under the Propane Swaps, we are owed a sum by the Propane Swaps counterparty. If the contractual percentage exceeds the actual percentage under the Propane Swaps, we owe a sum to the Propane Swaps counterparty.

As of March 31, 2012, we had entered into the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases:

	Volume(1)
	Settlement date
Derivatives not designated as hedging contracts	2012	2013(2)

Propane Swaps	4.13 MMBbls	3.83 MMBbls

(1)                                 Volume reflects the absolute value of derivative notional volumes.

(2)                                 The maximum term for derivatives included in the 2013 column is December 2013.

The 2012 and 2013 volumes of 4.13 and 3.83 million barrels (MMBbls) reflect a hedged volume of 15,000 and 10,500 barrels of propane per day, respectively, for each of the years presented.

Fair Value of Derivative Contracts

The fair values of our current and non-current derivative contracts are each reported separately on our balance sheets. The following table summarizes the fair values of our derivative contracts included on our balance sheets (in thousands):

	March 31, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Propane Swaps	$—	$70,095	$6,178	$7,845
Total derivatives	$—	$70,095	$6,178	$7,845

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Derivative Instruments (Continued)

Effect of Derivative Contracts on the Statement of Comprehensive Loss

The following table summarizes the impact of our derivative contracts on our accompanying statements of comprehensive loss (in thousands):

	Three months ended March 31, 2012	Three months ended March 31, 2011

Derivatives Not Designated as Hedging Contracts	Loss Recognized in Statement of Comprehensive Loss	Loss Recognized in Statement of Comprehensive Loss
Propane Swaps	$84,820	$—
Total	$84,820	$—

Credit Risks

We have counterparty credit risk because the counterparty for all of our derivative contracts is one financial institution. This concentration in one counterparty may impact our overall exposure to credit risk in that the counterparty may be singularly affected by changes in economic, regulatory or other conditions, and our credit risk will not benefit from the benefits of a more diversified group of counterparties.

We maintain credit policies with regard to our counterparty that we believe minimize our overall credit risk. These policies include an evaluation of potential counterparty’s financial condition (including credit ratings). Based on our policies and exposure, our management does not anticipate a material adverse effect on our financial position, results of operations, or cash flows as a result of counterparty performance.

Our derivative contracts are entered into outside central trading organizations such as futures, options or stock exchanges. These contracts are entered into with a counterparty which is guaranteed by a parent with an investment grade credit rating. While we enter into derivative transactions with an investment grade counterparty and actively monitor credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. Our derivative contracts do not permit master netting arrangements at this time.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Debt

Prior Credit Facility

We entered into a five-year credit facility agreement in June 2009 that included a $150.0 million construction loan commitment and a $55.0 million revolving credit facility (the prior credit facility). Interest for the prior credit facility was based upon LIBOR plus a margin, or the bank’s prime rate plus a margin, at our option. All of our obligations under the prior credit facility were secured by all of our assets, subject to certain exceptions and exclusions.

Under the terms of our prior credit facility, as amended, we were required to satisfy a series of tests demonstrating successful operating performance of the Facility (the Performance Tests) by May 31, 2011. The Performance Tests required that the Facility achieve certain operating criteria for specified periods of time. In May 2011, we successfully completed the Performance Tests in satisfaction of the prior credit facility requirements, and the construction loan was converted to a term loan with principal and interest due quarterly thereafter, beginning in the third quarter of 2011. In October 2011, the term loan was amended to require monthly principal and quarterly interest payments beginning in January 2012. On March 27, 2012, we refinanced and canceled the prior credit facility with borrowings under a new term loan facility.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Debt (Continued)

New Credit Facilities

On March 27, 2012, PL Propylene, entered into a new term loan facility of $350.0 million and a new revolving credit facility of $120.0 million with Morgan Stanley Senior Funding, Inc. (the Agent), and the lenders party thereto (together, the new credit facilities).

The new term loan facility and the new revolving credit facility will mature in 2017 and 2016, respectively. We drew $350.0 million under the new term loan facility and used (1) $60.8 million to refinance and cancel our prior credit facilities, (2) $250.0 million to reimburse our sponsor for construction capital expenditures and (3) approximately $16.5 million to pay associated financing costs and debt discounts. PL Propylene will use the remaining amount (approximately $22.7 million) for general partnership purposes. The new term loan included a discount of $7.0 million, which is reported net against the total outstanding debt in our combined balance sheet at March 31, 2012.  The discount will be amortized over the term of the new term loan using the straight-line method, which approximates the effective interest method.  Through March 31, 2012, we had not drawn any amounts under our new revolving credit facility. We posted a $40 million letter of credit as collateral for our Propane Swaps . We also have the right to add, subject to certain restrictions and conditions, incremental term loan and revolving credit facilities in an amount not to exceed $50.0 million.

The new credit facilities contain certain restrictive financial covenants including limitations on our ability to incur additional debt and the requirement to maintain a Total Secured Leverage Ratio, as defined, no greater than 4.0 to 1.0, but only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2012, the aggregate amounts outstanding under the new revolving credit facility exceed $100.0 million.

Interest Rate and Fees.     Borrowings under the new term loan facility and new revolving credit facility bear interest at a rate per annum equal to either: (1) the Alternate Base Rate, defined as the highest of (a) the rate of interest publicly announced by the Agent, from time to time, as its prime rate, (b) the federal funds effective rate from time to time plus 0.50% per annum and (c) in respect of the new term loan facility only, one-month LIBOR plus 1.00% per annum, plus an applicable margin or (2) the higher of (a) at our election, one, two, three, six, or, if available to all relevant affected lenders, nine or twelve month (or shorter) published LIBOR or (b) in respect of the new term loan facility only, 1.25% per annum, plus an applicable margin.

The applicable margin for the new term loan facility and the revolving credit facility ranges from 4.75% for loans bearing interest at the Alternate Base Rate to 5.75% for loans bearing interest at LIBOR. At March 31, 2012, the interest rate on the new term loan was based on LIBOR, subject to the LIBOR floor of 1.25%, resulting in a rate of 7%. At March 31, 2012, there were no borrowings outstanding on the new revolving credit facility.

The new revolving credit facility also includes a commitment fee calculated at a rate per annum equal to 0.50% on the average daily unused portion of the commitments under the new revolving credit facility.  In addition, we pay an annual management fee for our new term loan facility and our new revolving credit facility. We are required to pay a participation fee and a fronting fee to lenders participating in any letter of credit equal to the applicable margin for LIBOR loans, 5.75%, and 0.125%, respectively.

Amortization and Final Maturity.     The new term loan facility will be amortized in aggregate amounts of 0.25% per fiscal quarter of the original principal amount and will mature on the fifth anniversary of the closing date, March 27, 2017. The new revolving credit facility maturity date is September 27, 2016, at which time the new revolving credit facility will terminate.

In connection with the refinancing, we wrote off approximately $7.0 million of unamortized deferred financing costs associated with the prior credit facility. The write-off of these costs is reflected as a loss on early extinguishment of debt in our combined statement of comprehensive loss for the three months ended March 31, 2012.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Debt (Continued)

Interest expense, net consists of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Interest expense incurred on borrowings	$(3,052)	$(3,729)
Loan commitment fees	(411)	(188)
Amortization of deferred financing costs	(779)	(780)
Interest income	1	—
Interest expense, net	$(4,241)	$(4,697)

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan

PL Manufacturing maintains a profits interest plan (the Plan) for the benefit of our employees, as well as the key management employees of certain affiliated companies (collectively, Management). Because the Plan is intended to compensate Management with respect to the services they perform for our benefit, the equity-based compensation expense is reflected in our financial statements.

PetroLogistics Company LLC (PetroLogistics LLC) is an entity owned by David Lumpkins and Nathan Ticatch. Through December 31, 2011, the senior executives who oversee our operations were employed by PetroLogistics LLC and provided management services to us pursuant to our services agreement with PetroLogistics LLC. The majority of the profits interests (Profits Interest Units) that PL Manufacturing has issued are to persons employed by PetroLogistics LLC. For accounting purposes, we treated these awards as being made to non-employees through December 31, 2011. As of January 1, 2012, all PetroLogistics Company LLC employees have transferred their employment to the General Partner. As of that date, the underlying grant date fair value of nonvested Profits Interest Units held by the former PetroLogistics LLC employees became fixed due to the change in employment status. Equity-based compensation expense attributed to these Profits Interest Units for the three months ended March 31, 2012, was based on the underlying fair value of the Profits Interest Units as of December 31, 2011.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan (Continued)

The following Profits Interest Units were issued, or authorized and available for issuance at March 31, 2012 and December 31, 2011:

	Issued and Outstanding	Authorized and Available for Issuance
Unit Class
Class B	3,912,720	2,109,750
Class C	55,054,205	16,506,909
Class D	27,527,103	8,253,454
Total	86,494,028	26,870,113

Vesting and Unit Rights

The Class B Profits Interest Units were fully vested at the date of issuance, July 23, 2008. The issued and outstanding Class C and Class D Profits Interest Units vest over four years beginning on the later of March 11, 2009, or the recipient’s date of employment. The Class C and Class D Profits Interest Units also fully vest upon the occurrence of certain events, including the IPO we completed in May 2012.  If a Management member ceases to be employed by us, the member retains the vested Profits Interest Units. Any unvested Profits Interest Units at the time of termination are forfeited. If the termination is for cause, all vested Profits Interest Units are forfeited. There were no forfeitures for any of the periods presented. The Class B, Class C, and Class D Profits Interest Units do not have voting rights.

Determination of Equity-Based Compensation Expense

Equity-based compensation expense for all equity-based awards issued to employees is based on the estimated grant-date fair value of the Profits Interest Units. We recognize this equity-based compensation expense on a straight-line basis over the requisite service period of the award for those Profits Interest Units expected to vest. For Profits Interest Units granted to non-employees, non-vested Profits Interest Units are revalued at the reporting date fair value, with any change in value reflected in the statements of comprehensive loss.

Total recognized equity-based compensation expense related to the Plan was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of sales	$78	$78
General and administrative expense	11,402	29,265
Total equity-based compensation expense	$11,480	$29,343

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan (Continued)

Employee Awards

The table below summarizes the activity relating to the employee Profits Interests Units during the three months ended March 31, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Units outstanding at December 31, 2011	—	$—	5,695,000	$0.35	—	$—
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Increase in units resulting from changes in employment status at January 1, 2012	3,912,720	0.50	48,659,205	0.35	27,527,103	0.26
Units outstanding at March 31, 2012	3,912,720	$0.50	54,354,205	$0.35	27,527,103	$0.26

The table below summarizes the activity relating to the nonvested employee Profits Interests Units granted under the Plan for the three months ended March 31, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested units outstanding at December 31, 2011	—	$—	1,910,000	$0.35	—	$—
Units granted	—	—	—	—	—	—
Increase in nonvested units resulting from changes in employment status at January 1, 2012	—	—	24,329,602	0.35	13,763,551	0.26
Units vested	—	—	(12,926,051)	0.35	(6,881,775)	0.26
Nonvested units outstanding at March 31, 2012	—	$—	13,313,551	$0.35	6,881,776	$0.26
Vested units at December 31, 2011	—	$—	3,785,000	$0.35	—	$—
Units vested	—	—	12,926,051	0.35	6,881,775	0.26
Increase in vested units resulting from changes in employment status at January 1, 2012	3,912,720	0.50	24,329,603	0.35	13,763,552	0.26
Vested units at March 31, 2012	3,912,720	$0.50	41,040,654	$0.35	20,645,327	$0.26

The aggregate intrinsic value of outstanding employee Profits Interest Units (determined based on the number of outstanding Profits Interest Units multiplied by the fair value per Profits Interest Unit as of the reporting date) at March 31, 2012 and December 31, 2011, was approximately $323,292,000 and $13,611,000 respectively. The aggregate intrinsic value of vested employee Profits Interest Units at March 31, 2012 and December 31, 2011, was approximately $247,922,000 and $9,046,000 respectively. The total fair value for employee Profits Interest Units that vested during the three months ended March 31, 2012 and 2011, was approximately $45,240,000 and $301,000 respectively.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan (Continued)

Non-Employee Awards

The table below summarizes the activity relating to the non-employee Profits Interest Units during the three months ended March 31, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Units outstanding at December 31, 2011	3,912,720	$0.50	49,359,205	$0.35	27,527,103	$0.26
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Decrease in units resulting from changes in employment status at January 1, 2012	(3,912,720)	0.50	(48,659,205)	0.35	(27,527,103)	0.26
Units outstanding at March 31, 2012	—	$—	700,000	$0.35	—	$—

The table below summarizes the activity relating to the nonvested non-employee Profits Interest Units under the Plan for the three months ended March 31, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested units outstanding at December 31, 2011	—	$—	24,679,602	$0.35	13,763,551	$0.26
Decrease in nonvested units resulting from changes in employment status at January 1, 2012	—	—	(24,329,602)	0.35	(13,763,551)	0.26
Units granted	—	—	—	—	—	—
Units vested	—	—	(37,500)	0.35	—	—
Nonvested units outstanding at March 31, 2012	—	$—	312,500	$0.35	—	$—
Vested units at December 31, 2011	3,912,720	$0.50	24,679,603	$0.35	13,763,552	$0.26
Units vested	—	—	37,500	0.35	—	—
Decrease in vested units resulting from changes in employment status at January 1, 2012	(3,912,720)	0.50	(24,329,603)	0.35	(13,763,552)	0.26
Vested units at March 31,2012	—	$—	387,500	$0.35	—	$—

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan (Continued)

The aggregate intrinsic value of outstanding non-employee Profits Interest Units (determined based on the number of outstanding Profits Interest Units multiplied by the fair value per Profits Interest Unit as of the reporting date) at March 31, 2012 and December 31, 2011, was approximately $2,612,000 and $194,746,000, respectively. The aggregate intrinsic value of vested non-employee Profits Interest Units at March 31, 2012 and December 31, 2011, was approximately $1,446,000 and $103,555,000 respectively. The total fair value for non-employee Profits Interest Units that vested during the three months ended March 31, 2012 and 2011, was approximately $90,000 and $34,278,000 respectively.

Unrecognized Compensation Cost

At March 31, 2012, compensation cost related to nonvested Profits Interest Units that had not yet been recognized totaled approximately $43,710,000.

In connection with the Offering, the nonvested employee and non-employee Profits Interest Units became fully vested.  All remaining unrecognized compensation cost was recognized at that time.  In exchange for their Profits Interest Units, the Profits Interest Unit holders received a combination of cash totaling approximately $38.8 million and approximately 16.9 million Partnership common units on the closing of the Offering on May 9, 2012.

Estimates and Key Assumptions

We engage an independent valuation specialist to assist us in determining the fair value of the Units. Through March 31, 2011, we estimated the fair value of the Units using the Black-Scholes option-pricing model (OPM). Beginning in the second quarter of 2011, we estimated the fair value of the Units using a hybrid method considering a probability weighting between (i) a 15% weighting with respect to a delayed exit scenario, in which we estimated the fair value of the Units using the OPM, and (ii) an 85% weighting with respect to an expected initial public offering scenario in which we effect an initial public offering as a master limited partnership, and which is largely based on comparable company valuations. These estimates require the use of highly subjective and complex assumptions that determine the fair value of equity-based awards, including the equity value of our business and the profits interests’ expected time to liquidity, volatility, risk-free interest rate and dividend yield.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan (Continued)

Given the absence of a public trading market for our common units and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, we exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the equity value of our business, including, among others: comparable company valuations, forecasts of future propylene and propane prices that are published by industry sources as of each valuation date; contemporaneous and retrospective valuations performed by an independent valuation specialist; the status of the Facility’s construction and operations, including risks attendant thereto; the likelihood of our achieving a liquidity event given prevailing market conditions; the nature, history and strategy for our business; the illiquidity of share-based awards involving private company securities; and current and future expectations about macroeconomic conditions.

In valuing our business for purposes of the initial public offering scenario, we estimate the equity value of our business by considering forecasted sales and costs, including consideration of forecasts of future propylene and propane prices that are published by industry sources as of each valuation date. The forecasted financial results, including distributable cash flows, are then used to estimate the equity value of our business by applying yields of master limited partnerships. These market yields are based on current and expected distributions and unit prices of comparable master limited partnerships.

In terms of number of Profits Interest Units awarded, our most significant grants occurred on (i) July 23, 2008 on which 3,912,320 Class B Profits Interest Units were issued and (ii) September 29, 2010 on which 53,901,080 and 27,425,540 Class C and D Profits Interest Units, respectively, were issued.

The fair values of the Profits Interest Units on a per-Unit basis are as follows as of each date:

	March 31,	December 31,
	2012	2011
Unit Class
Class B	$4.53	$3.16
Class C	3.73	2.39
Class D	3.73	2.34

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan (Continued)

The following weighted-average assumptions were used in determining the fair values:

	March 31,	December 31,
	2012	2011
Estimated time to liquidity event	1 year	2 years
Expected volatility	50%	50%
Risk-free interest rate	0.25%	0.25%
Dividend yield	0%	0%

We estimated the time to a liquidity event based on our then-current expectations regarding the period during which we believe we could achieve significant milestones in our business strategy and effect a liquidity event. We have no historical volatility since the Profits Interest Units have never been publicly traded. Accordingly, the volatility used has been estimated by using volatility information from a peer group of publicly traded companies. The risk-free rate is based on the U.S. Treasury rate for notes with terms best matching the Profits Interest Units’ expected term. The dividend yield assumption of 0% is based on our history and our expectation of not paying dividends if we do not change our current structure.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Related Party and Affiliate Transactions

Services Agreement with PetroLogistics GP LLC

We entered into a services agreement with our General Partner on January 1, 2012, pursuant to which our General Partner provides certain operational, managerial and general administrative services to us.  All employees of PL Propylene and PetroLogistics LLC became employees of our General Partner on January 1, 2012.  We reimburse the General Partner for all direct and indirect expenses the General Partner incurs or payments the General Partner makes on our behalf including, without limitation, salary, bonus, incentive compensation, employee benefits and expenses to maintain our corporate offices.  The amounts we pay the General Partner for these services are reported in the statements of comprehensive loss in the line item to which the expense relates.

First Amended and Restated Agreement of Limited Partnership of PetroLogistics LP

On May 3, 2012, in connection with the completion of the Offering, our General Partner amended and restated our partnership agreement and executed the First Amended and Restated Agreement of Limited Partnership of PetroLogistics LP (the Partnership Agreement), which governs the rights of our partners. Among others, revisions included the recapitalization of our common units in connection with the Offering and provisions regarding allocations and distributions, The full text of the Partnership Agreement can be found in our prospectus dated May 3, 2012, as filed with the SEC on May 7, 2012.

2011 Long-Term Incentive Plan

The PetroLogistics Long-Term Incentive Plan (the Long-Term Incentive Plan) has been adopted by our General Partner. The Long-Term Incentive Plan is intended to promote our interests by providing incentive compensation, based on our common units, to employees, consultants, and directors and to encourage superior performance. The Long-Term Incentive Plan provides for grants of restricted units, phantom units, unit awards and other unit-based awards up to a plan maximum of 5,882,352 common units. The Long-Term Incentive Plan is also intended to attract and retain the services of individuals who are essential for our growth and profitability, and to encourage them to put forth their best efforts.

Restricted Unit Awards

A restricted unit award under the Long-Term Incentive Plan is a common unit that vests over a period of time and during that time is subject to forfeiture. The Long-Term Incentive Plan’s Administrative Committee (the Committee) will determine the number of restricted units or phantom units granted to any participant. The Committee consists of the Board of Directors of our General Partner, or such committee as may be appointed by the Board to administer the Long -Term Incentive Plan, which alternative committee may be the board of directors or managers of any affiliate or a committee thereof. The committee may impose whatever conditions to vesting it determines to be appropriate. Our General Partner anticipates that the majority of our restricted units will generally vest annually over a three-year period from the date of grant provided the recipient has continuously provided services to us, our General Partner, or any other of our affiliates.

Certain restricted unit awards are eligible for unit distribution rights (UDRs). Absent any restrictions on the UDRs in an award agreement, we will pay UDRs to the holder of the restricted unit without restriction at the same time as we pay quarterly cash distributions to our common unitholders. To the extent provided by the committee, in its discretion, a grant of restricted units may provide that distributions made with respect to the restricted units shall be subject to the same forfeiture and other restrictions as the underlying restricted unit and, if restricted, such distributions shall be held, without interest, until the restricted unit vests or is forfeited with the UDR being paid or forfeited at the same time, as the case may be. In addition, the committee may provide that such distributions be used to acquire additional restricted units for the participant. Such additional restricted units may be subject to such vesting and other terms as the committee may prescribe.

Indemnification Agreement

The Partnership Agreement provides that each of our directors and officers may receive indemnification  for actions associated with being a director or officer in order to enhance the indemnification rights provided under Delaware law and the Partnership Agreement. The Partnership Agreement provides each such director or officer with rights to receive his or her costs of defense if the individual is a party or witness to any proceeding other than a proceeding brought by or in the right of, us, provided that such director or officer has not acted in bad faith or engaged in fraud with respect to the action that gave rise to his or her participation in the proceeding.

Other

During the three months ended March 31, 2012 and 2011, we utilized the services of a company owned by Lindsay Goldberg in the amounts of $284,000 and $724,000, respectively, in connection with Facility maintenance activities.

Pursuant to an agreement entered into with Lindsay Goldberg, we pay an annual fee of $2,000,000 for advisory services, beginning in 2011. This agreement terminated under its terms with the Offering. At March 31, 2012, we owed Lindsay Goldberg $2,500,000 related to this fee, which is included in accounts payable, related parties in the balance sheet.This amount was waived by Lindsay Goldberg in May 2012, and the accrued liability was reversed at that time with a corresponding increase in partners’ capital.

9. Concentration of Risk

Credit Risk Due to Industry and Customer Concentrations

All of our revenues are derived from companies in the petrochemical industry, and our principal market is the Texas Gulf Coast region. This concentration could affect our overall exposure to credit risk since these customers may be affected by similar economic or other conditions. We do not require collateral for our accounts receivable; however, we attempt to negotiate prepayment agreements with customers that are deemed to be credit risks in order to minimize our potential exposure to any defaults.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Concentration of Risk (Continued)

The following table presents the concentration of sales to our largest customers:

	Three Months
	Ended
	March 31,
	2012	2011
Dow Chemical Company (Dow)	46%	44%
Total Petrochemicals USA, Inc. (Total)	21%	36%
INEOS Olefins and Polymers USA (INEOS)	18%	19%
Others (less than 10% individually)	15%	1%
Total sales	100%	100%

We have entered into market-based sales contracts with our customers to provide minimum annual quantities of propylene (see Note 10). These minimum quantities comprise the substantial majority of the Facility’s anticipated annual production of propylene. The loss of any of these customers without replacement on comparable terms could adversely affect our business, results of operations and financial condition.

This concentration in the volume of business transacted with a limited number of customers subjects us to substantial risks. If we were to lose one or more of our current customers, we would seek to engage in sales transactions with other petrochemical companies on either a long-term contract basis or in the spot market, although there is no assurance we would be able to do so.

Feedstock Supplier Concentration Risk

We have entered into long-term market-based contracts for the purchase of propane, our sole feedstock, as well as nitrogen and natural gas. There is only one supplier in each of these contracts. Interruptions in or limitations on volumes provided under these contracts subject us to the risk that we are unable to meet our production requirements if we are unable to locate and procure replacement volumes from alternate sources.

Counterparty Risk with Respect to Derivative Instruments

Our business activities expose us to the risk associated with changes in the market price of propylene and propane. In order to manage our exposure to the price risk related to propane, we began entering into derivative contracts in October 2011. The derivative contracts permit us to economically hedge a portion of our expected propane needs for 2012 and 2013 (see Note 5).

In those situations where we are exposed to credit risk in our derivative instruments transactions, we analyze the counterparty’s financial condition prior to entering into an agreement. Generally, we do not require collateral nor do we anticipate nonperformance by our counterparty.

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Commitments and Contingencies

We are obligated under long-term market-based propylene sales agreements to supply our customers with minimum quantities of propylene annually.

The following table illustrates certain information regarding our propylene contracts (in millions of pounds):

Company	Max	Min	Term
Contracts:
Dow	690	510	12/31/18
Total	300	222	12/31/14
INEOS	284	244	12/31/13
BASF Corporation	60	48	12/31/13
LyondellBasell Industries N.V.	120	60	12/31/12
Total	1,454	1,084

Legal Matters

We are routinely involved in various legal matters arising from the normal course of business for which no provision has been made in the financial statements. While the outcome of these proceedings cannot be predicted with certainty, we believe

PetroLogistics LP

NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Commitments and Contingencies (Continued)

that these proceedings, when resolved, will not have a material adverse effect on our results of operations, financial position, or liquidity.

11. Subsequent Events

Subsequent to March 31, 2012, the fair value of our Propane Swaps liabilities increased from approximately $70.1 million to approximately $128.0 million on June 11, 2012 ($94.1 million current liability and $33.9 million non-current liability), representing an unrealized loss on derivatives of $57.9 million. We also incurred realized losses of approximately $7.2 million and $9.6 million in April and May 2012, respectively. See Note 2 regarding the Omnibus Agreement related to our Propane Swaps.

On May 9, 2012, we granted approximately 576,000 restricted common units under our Long Term Incentive Plan to employees of the General Partner.  These service-based awards vest ratably over three years.

See additional information regarding the Offering in Note 3. The underwriters to the Offering did not exercise their rights to purchase additional common units.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us” or like terms, when used for periods prior to the closing of our initial public offering (the Offering) on May 9, 2012, refer to PL Propylene LLC, our Predecessor for accounting purposes. References in this report to “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms used for periods after the Offering, refer to PetroLogistics LP. References in this report to our “sponsors” refer to Lindsay Goldberg LLC (Lindsay Goldberg) and York Capital Management, which, after completion of the Offering, collectively and indirectly own 84% of PetroLogistics GP (our General Partner) and directly and indirectly own 63% of our common units. See Note 3 to our combined financial statements for information regarding the Offering.

You should read the following discussion of the financial condition and results of operations for the Partnership in conjunction with the historical combined financial statements and notes thereto of PL Propylene LLC (PL Propylene) and PetroLogistics LP and the unaudited pro forma consolidated financial statements for PetroLogistics LP included in our prospectus dated May 3, 2012, as filed with the Securities and Exchange Commission (SEC) on May 7, 2012. Among other things, those historical combined financial statements and pro forma consolidated financial statements include more detailed information regarding the basis of presentation for the following information.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” as defined by the SEC. Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

·      statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;

·      statements relating to future financial performance, future capital sources and other matters; and

·      any other statements preceded by, followed by or that include the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “should,” “may” or similar expressions.

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance, and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our Prospectus dated May 3, 2012, and filed with the SEC on May 7, 2012. Such factors include, among others:

·	our ability to make cash distributions on our common units;
·	the volatile nature of our business and the variable nature of our distributions;
·	the ability of our General Partner to modify or revoke our distribution policy at any time;
·	our ability to forecast our future financial condition or results of operations and our future sales and expenses;
·	the cyclical nature of our business;
·	intense competition from other propylene producers;
·	our reliance on propane that we purchase from Enterprise Products Operating LLC;
·	our reliance on other third-party suppliers;
·	the demand and price level of propylene
·	the supply and price level of propane
·	the risk of a material decline in production at our propane dehydrogenation facility;
·	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;
·	the risk associated with governmental policies affecting the petrochemical industry;

·	capital expenditures and potential liabilities arising from environmental laws and regulations;
·	our potential inability to obtain or renew permits;
·	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and on the end-use and application of propylene;
·	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of propane processing facilities;
·	our lack of asset diversification;
·	our dependence on significant customers;
·	our ability to comply with employee safety laws and regulations;
·	potential disruptions in the global or U.S. capital and credit markets;
·	our potential inability to successfully implement our business strategies, including the completion of significant capital expenditure projects;
·	additional risks, compliance costs and liabilities from expansions or acquisitions;
·	our reliance on certain members of our senior management team and other key personnel of our General Partner;
·	the potential for development of integrated propylene facilities by our current customers to displace us as suppliers;
·	the potential shortage of skilled labor or loss of key personnel;
·	our ability to continue to license the technology used in our operations;
·	our ability to secure appropriate and adequate debt facilities at a reasonable cost of capital;
·	restrictions in our debt agreements;
·	the dependence on our subsidiary for cash to meet our debt obligations;
·	our limited operating history;
·	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;
·	exemptions we will rely on in connection with New York Stock Exchange (NYSE) corporate governance requirements;
·	risks relating to evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;
·	risks relating to our relationships with our sponsors;
·	control of our General Partner by our sponsors;
·	limitations on the fiduciary duties owed by our General Partner which are included in the Partnership Agreement; and
·	changes in our treatment as a partnership for U.S. income or state tax purposes.

Initial Public Offering

On May 4, 2012, our common units began trading on the NYSE under the symbol “PDH.” On May 9, 2012, we closed our Offering of 35,000,000 common units at a price of $17.00 per unit.  We  sold 1,500,000 common units, and Propylene Holdings LLC sold 33,500,000 common units.  Immediately prior to the Offering, the outstanding limited partner interests in the Partnership were recapitalized into 139,000,000 common units pursuant to an amended and restated limited partnership agreement.  We received net proceeds of approximately $23.9 million from the sale of 1,500,000 common units, after deducting underwriting discounts.

Overview

We currently own and operate the world’s largest propane dehydrogenation (PDH) facility, based on production capacity, that processes propane into propylene. Propylene is one of the basic building blocks for petrochemicals that is utilized in the production of a variety of end uses including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products. We are the only independent, dedicated “on-purpose” propylene producer in North America. We are strategically located in the vicinity of the Houston Ship Channel and within 50 miles of approximately one-half of all U.S. propylene consumption, and we have access to the leading global fractionation and storage hub for propane located at Mt. Belvieu, Texas. The Houston Ship Channel represents the heaviest concentration of petrochemical and refining complexes in the world and provides us with unparalleled access and connectivity to both customers and feedstock suppliers. Our newly-constructed facility has an annual production capacity of approximately 1.4 billion pounds of propylene. We commenced operations in October 2010 and, after an approximately year-long start-up and plant optimization phase, achieved production rates at or near current capacity beginning in December 2011.

We currently have multi-year contracts for the sale of our propylene with The Dow Chemical Company, Total Petrochemicals USA, Inc., BASF Corporation and INEOS Olefins and Polymers USA that expire between 2013 and 2018 and a one-year contract with LyondellBasell Industries N.V. that ends in December 2012. The contracts provide for minimum and maximum offtake volumes, with the minimum customer-contracted volumes representing approximately 75% of our current Facility capacity and the maximum reflecting approximately 100% of our current Facility capacity. Each of our customer contracts contain pricing terms based upon market rates. We have supplied and will continue to opportunistically supply other propylene consumers on a spot basis when permitted by both operational and market conditions. During the three months ended March 31, 2012, our three largest customers accounted for approximately 85% of our total sales.

In addition to propylene, we also produce commercial quantities of hydrogen and C4 mix/C5+ streams. The sales of these products represented approximately 2% of total sales in the three months ended March 31, 2012, and do not represent a material part of our production.

Factors Affecting the Comparability of Future Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

·                  Our PDH facility did not generate sales until we commenced operations in October 2010. We commenced operations in October 2010 and, after an approximately year-long startup and plant optimization phase, achieved production rates at or near current capacity beginning in December 2011. Accordingly, our financial statements for the three months ended March 31, 2011, reflect limited operations.

·                  Our historical results of operations reflect equity-based compensation expense that may not be indicative of future equity-based compensation expense. Our historical results of operations reflect equity-based compensation expense for both our employees and certain employees of affiliated entities, who are treated for accounting purposes as non-employees. As of January 1, 2012, all PetroLogistics Company LLC employees became employees of our General Partner and are treated as employees for accounting purposes. Equity-based awards granted to non-employees are subject to periodic fair value adjustments as the awards vest. The changes in fair value are recognized in our statement of comprehensive loss during the period the related services are rendered, resulting in greater volatility of our results of operations. Because certain members of our senior management were treated as non-employees for accounting purposes prior to January 1, 2012, these fair value adjustments have significantly affected our historical results of operations. The currently outstanding equity-based awards fully vested as of the completion of the Offering, and no additional expense related to these awards will be recorded thereafter. However, we intend to make equity-based compensation awards subsequent to the Offering pursuant to our long-term incentive plan, which will again require us to record equity-based compensation expense.

·                  We will incur additional general and administrative expenses as a publicly traded partnership. We expect we will incur approximately $3.5 million in additional general and administrative expenses as a publicly traded limited partnership that we have not previously incurred, including costs associated with compliance under the Exchange Act, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and directors’ compensation. These incremental expenses exclude the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal control reviews and testing.

·                  Our historical results of operations reflect allocated administrative costs that may not be indicative of future administrative costs. Our 2011 combined financial statements included certain costs of a formerly affiliated company that were incurred on our behalf. Historically, these costs, which are reflected in general and administrative expense, have been billed to us pursuant to a services agreement entered into in 2008 (the former services agreement). Our financial statements, therefore, include certain expenses incurred which may include, but are not necessarily limited to, executive management and employee salaries and benefits, travel and entertainment expenses, rent and other general and administrative expenses. Such expenses were allocated to us based upon certain assumptions and estimates that were made in order to allocate a reasonable share of such expenses from the formerly affiliated company to us so that our financial statements would reflect substantially all the costs of conducting our business. The former services agreement terminated at the end of 2011. We entered into a services agreement with our General Partner on January 1, 2012, pursuant to which the General Partner provides certain operational, managerial and general administrative services to us.  All employees of PL Propylene and the formerly affiliated company became employees of our General Partner on January 1, 2012.  We reimburse the General Partner for all direct and indirect expenses the General Partner incurs or payments the General Partner makes on our behalf including, without limitation, salary, bonus, incentive compensation, employee benefits and expenses to maintain our corporate offices.  The amounts we pay the General Partner for these services are reported in the statements of comprehensive loss in the line item to which the expense relates.  The amounts charged or allocated to us under the former and current services agreements are not necessarily indicative of the costs that we will incur going forward.

·                  We will periodically experience planned and unplanned downtime. Safe and reliable operations at our Facility are critical to our performance and financial results. As such, we expect future periods of major maintenance. Since a substantial portion of our Facility is newly built, we do not expect to undergo a major maintenance project until the second half of 2013, at which time the most significant activity will be to replace the reactor catalyst, which is required approximately every three years. We expect these catalyst change-out projects will typically last approximately four weeks and cost approximately $25 million to $30 million per project. In addition to the triennial maintenance projects, more significant maintenance projects will be undertaken approximately every nine years and will include change-out of the reactor catalyst and overhauls of selected pieces of equipment. We anticipate these projects to take approximately six weeks and cost approximately $35 million to $45 million. Additionally, we may undertake capital projects in connection with major maintenance projects. If we elect to undertake such projects, these capital projects will require additional time and expense.

In addition to planned downtime for major maintenance projects, we may experience periods of unplanned downtime.

We expect to be able to mitigate the financial and operational impact of unplanned downtime through a targeted program of routine maintenance and diligent monitoring of our systems. Downtime, whether planned or unplanned, will result in lost sales and margin, increased capital and maintenance expenditures and working capital changes.

·                  We may enter into different financing arrangements. Our current financing arrangement may not be representative of the arrangements we will enter into in the future. For descriptions of our current financing arrangements, see “—Liquidity and Capital Resources.”

Factors Affecting Results

We believe key factors that influence our business and impact our operating results are (1) the propane-to-propylene spread, (2) our Facility’s capacity utilization and (3) our propane-to-propylene conversion factor.

Propane-to-Propylene Spread

The price spread between propane, our sole feedstock, and propylene, our primary product, largely determines our gross margin and is the key driver of our profitability.

Propylene sales constitute substantially all of our sales. Propylene is a commodity, and its price can be cyclical and highly volatile. The price of propylene depends on a number of factors, including general economic conditions, cyclical trends in end-user markets and supply and demand imbalances. The customers under our propylene sales contracts, (Dow, Total, BASF, INEOS and LyondellBasell) each pay market-based prices for propylene, and a significant decrease in propylene prices would have a material adverse effect on sales generated from these customers. In addition, a decrease in the price of propylene would result in decreased sales from any sales of propylene on the spot market.

Propane is the sole feedstock in our production process, and the cost of propane represents a substantial portion of our cost of sales. Enterprise supplies 100% of our required propane feedstock volume under a multi-year contract at market-based prices, which prices are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. See “—Quantitative and Qualitative Disclosures about Market Risk.”

Capacity Utilization

Our Facility has a current production capacity of approximately 1.4 billion pounds of propylene. Actual annual production will vary based on a number of factors, including the amount of downtime for planned and unplanned maintenance on the Facility and the amount of demand from our customers. Excluding planned major maintenance projects, we anticipate that our PDH facility will operate at an average capacity utilization rate of approximately 90% on an annual basis. Any significant planned or unplanned downtime will affect not only production, and therefore sales, but also capital expenditures and direct operating expenses, primarily maintenance expenses, and fuel and utilities. A 90% average capacity utilization rate equates to an average daily propylene production of approximately 3.6 million pounds.

Propane-to-Propylene Conversion Factor (Monomer Factor)

An important contributor to profitability is our propane-to-propylene conversion factor, which is a ratio that indicates how much propane is used to produce one pound of propylene. We expect to have an average monthly propane-to-propylene conversion factor of 1.0 pound of propylene for each 1.2 pounds of propane used. This important statistic reflects our Facility’s operating efficiency.

Recent Developments

Product output for the first quarter of 2012 totaled approximately 330.9 million pounds of propylene. Based on our forecast, we expect that we will produce approximately 322 million to 332 million pounds of propylene during the quarter ending June 30, 2012. During the quarter ended June 30, 2011, we produced approximately 221.9 million pounds of propylene. We expect to sell approximately 305 million to 310 million pounds of propylene during the quarter ending June 30, 2012.  During the quarter ending June 30, 2011, we sold approximately 223 million pounds of propylene.

Because our financial statements for the quarter ending June 30, 2012, are not yet available, the estimates included above are preliminary, unaudited, and not reviewed by our accountants, are subject to completion, and reflect our current best estimates and may be revised as a result of management’s further review of our results. During the course of the preparation of our consolidated financial statements and related notes, we may identify items that would require us to make material adjustments to the preliminary financial information presented above.

Over the last six weeks, concerns over global economic growth, particularly in Europe and China, have resulted in a decline in general commodity prices, with Brent crude falling from $119.66 on May 1, 2012 to $98.00 on June 11, 2012.  Correspondingly,  the benchmark PGP price for June 2012 has declined to its 2012 low of 52.00 cents per pound.  Please see “The propylene business is, and propylene prices are, cyclical and highly volatile and have experienced substantial downturns in the past.  Cycles in demand and pricing could potentially expose us to significant fluctuations in our operating and financial results, and expose you to substantial volatility in our quarterly cash distributions and materials reductions in the trading price of our common units” in the section entitled “Risk Factors” in our prospectus dated May 3, 2012, as filed with the SEC on May 7, 2012.

The price of propane is also correlated to the price of crude oil and is influenced by the price of natural gas.  Increased supply due to the further production from shale gas formations, combined with a mild winter and lower oil prices have led to recent significant declines in the price of propane with the price of propane falling from $1.14 per gallon on May 1, 2012, to $0.76 per gallon on June 11, 2012.  As propane is our only feedstock, lower propane prices enhance our profitability.  Please see “Our results of operations, financial condition, and ability to make cash distributions to our unit holders may be adversely affected by the supply and price levels of propane” in the section entitled “Risk Factors” in our prospectus dated May 3, 2012, as filed with the SEC on May 7, 2012.

As shown in the table below, the propane-to-propylene spread remained relatively constant in April and May 2012, at an average of approximately 42.00 cents per pound; however, based on the month-to-date propane price as of June 11, 2012, the propane-to-propylene spread has narrowed and is approximately 30.00 cents per pound for the month to date. If this trend continues, it will have a material negative impact on our cash available for distribution.  Please see “The assumptions underlying the forecast of available cash that we include in “Our Cash Distribution Policy and Restrictions on Distributions-Forecasted Available Cash” are inherently uncertain and are subject to significant business, economic, regulatory and competitive risks and uncertainties that could cause actual results to differ materially from those forecasted” in the section entitled “Risk Factors” in our prospectus dated May 3, 2012, as filed with the SEC on May 7, 2012. In addition, please see the section entitled, “Our Cash Distribution Policy And Restrictions On Distributions” in our prospectus dated May 3, 2012, as filed with the SEC on May 7, 2012.

The chart below depicts recent activity in the propane-to-propylene spread (in cents per pound):

	2012
	Jan	Feb	Mar	Apr	May
Polymer-grade propylene benchmark price	56.00	72.50	77.50	77.50	67.50
Propane price(1)	36.80	34.85	35.93	34.06	27.04
Propane-to-propylene spread	19.20	37.65	41.57	43.44	40.46

Source: oil Price Information Service.

(1)             The propane price, expressed on a cents per pound basis equivalent to propylene, assumes (i) that it takes approximately 1.2 pounds of propane to make 1.0 pound of propylene and (ii) one gallon of propylene weights approximately 4.2 pounds.

How We Evaluate Our Performance

In addition to utilizing the key factors affecting our operating results described above to evaluate our performance, our management uses certain additional financial and operational measures as well. These measures include Adjusted EBITDA and health, safety and environmental performance.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus interest expense and amortization of deferred financing costs (including loss on early extinguishment of debt), income tax expense, depreciation, amortization and accretion, equity-based compensation expense, unrealized loss on derivatives and, effective May 9, 2012, realized gains and losses on derivative contracts Pursuant to an Omnibus Agreement among our General Partner, the Partnership, Propylene Holdings LLC (Propylene Holdings), PL Propylene, and PL Manufacturing LLC (PL Manufacturing) (the Omnibus Agreement) to the extent we make payments on our commodity derivative contracts (the Propane Swaps), PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we make under such Propane Swaps during the applicable fiscal quarter or that we owe at the end of the quarter resulting in a capital contribution to us and a zero net effect on cash and partners’ capital. Adjusted EBITDA is a non-U.S. GAAP financial measure that may be used by our management and by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

·      the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

·      evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis; and

·      determine our ability to incur and service debt and fund capital expenditures.

We view Adjusted EBITDA as an important indicator of cash flow generation. Adjusted EBITDA is principally affected by our sales volumes, the propane-to-propylene spread, capacity utilization, propane-to-propylene conversion factors and, to a lesser extent, the prices of natural gas and our by-products. Other than the cost of propane and natural gas, production-related expenses generally remain stable across broad ranges of throughput volumes, but can fluctuate significantly depending on the planned and unplanned maintenance performed during a specific period. Our Adjusted EBITDA and available cash may not always correlate to each other.

Adjusted EBITDA should not be considered an alternative to net income (loss), operating income (loss), cash flows from operating activities or any other measure of financial performance presented in accordance with U.S. GAAP. Our Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measures of other entities, as other entities may not calculate Adjusted EBITDA in the same manner as we do. Our management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable U.S. GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision-making processes. Adjusted EBITDA should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period, nor should it be equated with “available cash” as defined in our Partnership Agreement.

The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Net loss	$(45,418)	$(22,838)
Interest expense and amortization of deferred financing costs	4,241	4,697
Loss on early extinguishment of debt	7,018	—
Income tax expense	696	356
Depreciation, amortization and accretion	8,512	8,317
Equity-based compensation expense	11,480	29,343
Unrealized loss on derivatives	68,428	—
Adjusted EBITDA(1)	$54,957	$19,875

The following table reconciles net cash provided by operations to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Net cash provided by operations	$75,749	$9,058
Changes in current assets and current liabilities	(24,747)	6,544
Deferred income tax expense	(203)	—
Amortization of deferred financing costs	(779)	(780)
Interest expense	4,241	4,697
Income tax expense	696	356
Adjusted EBITDA(1)	$54,957	$19,875

(1) Adjusted EBITDA for the three months ended March 31, 2012, includes realized losses on our Propane Swaps of $16,392.  Effective May 9, 2012, pursuant to the Omnibus Agreement, to the extent that we make payments under the Propane Swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we make under such Propane Swaps during the applicable fiscal quarter or that we owe at the end of the quarter. See discussion of the Omnibus Agreement in Note 2 to our combined financial statements included elsewhere in this report.

Health, Safety and Environmental Performance

We consider our ability to manage our Facility and customer needs in a safe and reliable manner to be a critical factor in assessing our performance. Accordingly, we have an extensive training program and set annual goals on achieving operating performance and safety measures that assure the reliable operation of our Facility and a safe working environment for our employees. Further, we closely monitor all environmental metrics to assure compliance with all regulatory requirements and that we operate in an environmentally responsible manner.

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our combined financial statements. In order to effectively review and assess our historical financial information below, we have also included a description of the components of the various financial statement line items.

Sales.  Sales are comprised of propylene sales and by-product sales, which include hydrogen and C4 mix/C5+ streams.

Cost of Sales.  Cost of sales represents the costs of propylene and by-products sold. These costs include the cost of propane, fuel and utilities used in the propylene production process, as well as direct operating expenses and insurance and property tax expenses associated with our Facility. Direct operating expenses include all direct and indirect labor at our Facility, materials, supplies, and other expenses associated with the operation and maintenance of the Facility. Depreciation, amortization and accretion expenses, exclusive of amortization of deferred financing fees, are also included within cost of sales. During periods in which our Facility operates below normal capacity, we record charges to cost of sales to reflect unabsorbed fixed overhead costs.

General and Administrative Expense.  General and administrative expense includes salary and benefits costs for executive management, accounting and information technology personnel, as well as legal, audit, tax and other professional service costs and charges for equity-based compensation expense. In 2011, a portion of these costs were billed to us by an affiliated company pursuant to the former services agreement. As of January 1, 2012, these services are provided under a services agreement with our General Partner.

Management Fee.  Management fee consists of the expense incurred through our management services agreement with Lindsay Goldberg LLC. This agreement terminated upon the closing of the Offering.

Loss on Derivatives.  Our derivative contracts are recorded as derivative assets and liabilities, as applicable, at fair value on the balance sheet. Our derivative contracts do not qualify for hedge accounting treatment. Consequently, the associated unrealized gains and losses are recorded as current expense or income in the statement of comprehensive loss. Unrealized gains or losses on derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows until settlement occurs in 2012 and 2013.

Interest Expense, Net.  Interest expense includes expense incurred on outstanding debt balances, the amortization of deferred financing fees and loan commitment expenses under our credit facilities. Loan commitment expense is comprised of the fees assessed on the unutilized portion of our credit facility. Interest income results from earnings on available cash balances and is offset against interest expense.

Other Income.  Other income has historically been generated through the sale of certain equipment.

Income Tax Expense.  As an entity operating in the State of Texas, we are subject to the Texas Margin Tax. This tax represents a tax on gross margin, as adjusted, and is reported as income tax expense in the accompanying statements of comprehensive loss.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Three Months Ended March 31,
	2012	2011	Increase/Decrease
	(Unaudited)
	(Amounts in thousands)			%
Sales	$234,684	$105,810	$128,874	122
Cost of sales	168,718	91,565	77,153	84
Gross profit	65,966	14,245	51,721	363
General and administrative expense	14,111	31,555	(17,444)	(55)
Management fee	500	500	—	N/A
Loss on derivatives	84,820	—	84,820	N/A
Operating loss	(33,465)	(17,810)	(15,655)	(88)
Interest expense, net	(4,241)	(4,697)	456	10
Loss on early extinguishment of debt	(7,018)	—	(7,018)	N/A
Other income	2	25	(23)	(92)
Net loss before income tax expense	(44,722)	(22,482)	(22,240)	(99)
Income tax expense	(696)	(356)	(340)	(96)
Net loss	$(45,418)	$(22,838)	$(22,580)	(99)

Sales.  We commenced operations in October 2010 and achieved production rates at or near current capacity beginning in December 2011. Accordingly, there was limited activity in the three months ended March 31, 2011. Product output for the first quarter of 2012 totaled approximately 330.9 million pounds of propylene, which represents an increase in production of approximately 129% over the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, we recognized sales on approximately 356.6 million and 153.3 million pounds of propylene, respectively. The average polymer grade contract benchmark propylene price in the three months ended March 31, 2012, was 68.7 cents per pound compared to an average of 75.8 cents per pound for the three months ended March 31, 2011.

Cost of Sales.

	Three Months Ended March 31,
	2012	2011	Increase/Decrease
	(Unaudited)
	(Amounts in thousands)			%
Propane	$121,651	$57,890	$63,761	110
Fuel and utilities	9,481	7,790	1,691	22
Depreciation, amortization and accretion	8,512	8,317	195	2
Insurance and property taxes	3,530	2,562	968	38
Direct operating expenses and other	16,160	11,944	4,216	35
Total production costs	159,334	88,503	70,831	80
Change in inventory	9,384	3,062	6,322	206
Cost of sales	$168,718	$91,565	$77,153	84

Cost of sales was $168.7 million, or approximately 72% of sales, for the three months ended March 31, 2012. The primary component of cost of sales is the propane feedstock, which represented approximately 76% of total production costs for the three months ended March 31, 2012. Cost of sales increased 84% over the same period in 2011, and resulted from the increased production, offset by improved efficiencies as the Facility came fully on-line.

General and Administrative Expense.     General and administrative expense was $14.1 million for the three months ended March 31, 2012, compared to $31.6 million for the three months ended March 31, 2011, a decrease of $17.4 million. The decrease is primarily attributable to equity-based compensation expense of $11.5 million in the first three months of 2012, resulting from equity-based awards granted in September 2010 to both our employees and certain employees of affiliated entities, who were treated for accounting purposes as non-employees, compared to $29.3 million in the first quarter of 2011, or a decrease of $17.8 million. The measurement of equity-based compensation for awards granted to non-employees is subject to periodic adjustment as the awards vest, and the resulting change in value is recognized in the statement of comprehensive loss during the period the related services are rendered. Offsetting the decrease in equity-based compensation expense, was a $0.4 million increase in other general and administrative expense, primarily in payroll and benefits.

Management Fee.     The management fees incurred relate to a management services agreement, pursuant to which we pay Lindsay Goldberg a total of $2.0 million per year, beginning on January 1, 2011. The agreement and related management fees were terminated at the closing of the Offering.

Loss on Derivatives.  In October 2011, we entered into the Propane Swaps with settlement dates in 2012 and 2013 to manage our exposure to commodity price risk with respect to propane, our sole feedstock.  As of March 31, 2012, we had recognized $16.4 million of realized losses and $68.4 million of unrealized losses under the Propane Swaps.

On May 9, 2012, we, our General Partner, Propylene Holdings, PL Propylene and PL Manufacturing entered into an Omnibus Agreement. Pursuant to the Omnibus Agreement and a related Pledge Agreement (the Pledge Agreement) we allocated all of our benefits and obligations under the Propane Swaps to PL Manufacturing and the owners of 100% of the issued and outstanding equity interests in PL Manufacturing (together the PL Manufacturing Members).

Under the Omnibus Agreement and the Pledge Agreement any amounts we receive under the Propane Swaps will be distributed, through the General Partner, to PL Manufacturing and the PL Manufacturing Members, and any amounts that we are required to pay under the Propane Swaps is expected to be contributed to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members.

While we do not receive any of the benefits of the Propane Swaps, we remain a party to the Propane Swaps, and are obligated to make payments to the Propane Swap counterparties as they come due and to post any collateral as required, under the terms of the Propane Swap agreement. As a result the Partnership will continue to record the fair value of the Propane Swaps on its balance sheet with the related charge being reflected in its statement of comprehensive income accordance with SEC Staff Accounting Bulletin No. 79. To the extent that we make payments under the Propane Swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions in an amount equal to the sum of all payments we make under the Propane Swaps during the applicable fiscal quarter or that we owe at the end of the quarter.

We expect that PL Manufacturing and the PL Manufacturing Members will fund their payment obligations primarily through quarterly distributions that they receive on common units that they own. Under the Pledge Agreement, the PL Manufacturing Members pledged to PL Manufacturing (as collateral agent) a number of common units such that at all times, the market value of all pledged units and all common units owned by PL Manufacturing that are subject to the Omnibus Agreement is equal to or greater than 10 times the mark-to-market value of the Propane Swaps, but in no event shall the number of pledged units be greater than the amount of units distributed to PL Manufacturing and the PL Manufacturing Members in connection with the Offering. The expected aggregate quarterly distributions payable on all pledged common units are expected to be sufficient to cover future payments under the Propane Swaps, plus an additional reserve.

Interest Income (Expense), Net.     Interest expense of $3.7 million was incurred for the three months ended March 31, 2011, on an average daily debt balance of $189.1 million. For the three months ended March 31,2012, we incurred $3.1 million in interest expense on an average debt balance of $155.6 million.  Total interest expense for the three months ended March 31, 2012 and 2011, includes $0.8 million of amortized deferred financing costs for each period.

Loan commitment expense for the three months ended March 31, 2012, was $0.4 million, an increase of $0.2 million from the first quarter of 2011. The increase was largely due to the undrawn $120 million of the new revolving credit facility we entered into in March 2012.  In contrast, the construction loan commitment of the former credit facility was fully drawn upon in the first quarter of 2011 and the only commitment expense we incurred in 2011 was on the former revolving credit facility.

Loss on Early Extinguishment of Debt.  We recognized a loss on early extinguishment of debt of $7.0 million related to the termination and pay-off of our prior credit facility. See discussion under “Liquidity and Capital Resources.”

Other Income.     Other income resulted from the gain on sale of certain equipment.

Income Tax Expense.     Income tax expense was $0.7 million for the three months ended March 31, 2012, compared to $0.4 million for the three months ended March 31, 2011, resulting from income taxes incurred on gross margin with the State of Texas. The 96% increase in margin tax between the periods was driven by the increase in revenues and margin.

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. GAAP requires that management make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. There were no changes in our critical accounting policies for the period covered by this report.

Liquidity and Capital Resources

Our principal sources of liquidity historically were equity contributions from our sponsors and borrowings under our prior credit facility. Beginning with the commencement of our operations in October 2010, our principal source of liquidity is cash flows from operations. Our principal uses of cash are expected to be operations, distributions, capital expenditures and funding our debt service obligations. We believe that our cash from operations will be adequate to satisfy commercial commitments for the next twelve months and that the borrowings under our new revolving credit facility will be adequate to fund our planned capital expenditures and working capital needs.

Our ability to make payments on and to refinance our indebtedness, to make distributions, to fund planned capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to the prevailing propane-to-propylene spread, propylene demand, propane supply levels, natural gas prices and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our new credit facilities in amounts sufficient to enable us to make quarterly distributions, finance necessary capital expenditures, service our indebtedness or fund our other liquidity needs. We may seek to sell assets or issue debt securities or additional equity securities to fund our liquidity needs but may not be able to do so. We may also need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Prior Credit Facility

We entered into a five-year credit facility agreement in June 2009 that included a $150.0 million construction loan commitment and a $55.0 million revolving credit facility (the prior credit facilities). Interest for the prior credit facility was based upon LIBOR plus a margin or the bank’s prime rate plus a margin, at our option. All of our obligations under the prior credit facility were secured by all of our assets, subject to certain exceptions and exclusions. On March 27, 2012, we refinanced and canceled the prior credit facilities with borrowings under a new term loan facility.

New Credit Facilities

On March 27, 2012, PL Propylene, as borrower, entered into a new term loan facility of $350.0 million and a new revolving credit facility of $120.0 million with Morgan Stanley Senior Funding, Inc. (the Agent), and the lenders party thereto (together, the new credit facilities).

The new term loan facility and the new revolving credit facility will mature in 2017 and 2016, respectively. We drew $350.0 million under the new term loan facility and used (1) $60.8 million to refinance and cancel our prior credit facility, (2) $250.0 million to reimburse our sponsors for construction capital expenditures and (3) approximately $16.5 million to pay associated financing costs and debt discounts. We will use the remaining amount (approximately $22.7 million) for general working capital purposes. Through March 31, 2012, we have not drawn any amounts under our new revolving credit facility. Borrowings under our new revolving credit facility may be used to fund our working capital needs and for other general partnership purposes, and will be subject to the satisfaction of customary conditions, including the absence of a default, and the accuracy, in all material respects, of all representations and warranties. We have posted a $40 million letter of credit as collateral for our Propane Swaps. We will also have the right to add, subject to certain restrictions and conditions, incremental term loan and revolving credit facilities in an amount not to exceed $50.0 million.

Interest Rate and Fees.  Borrowings under the new term loan facility and new revolving credit facility bear interest at a rate per annum equal to either: (1) the Alternate Base Rate, defined as the highest of (a) the rate of interest publicly announced by the Agent, from time to time, as its prime rate, (b) the federal funds effective rate from time to time plus 0.50% per annum and (c) in respect of the term loan facility only, one-month LIBOR plus 1.00% per annum, plus an applicable margin or (2) the higher of (a) at our election, one, two, three, six, or, if available to all relevant affected lenders, nine or twelve month (or shorter) published LIBOR or (b) in respect of the new term loan facility only, 1.25% per annum, plus an applicable margin. The new revolving credit facility bears a commitment fee calculated at a rate per annum equal to 0.50% on the average daily unused portion of the commitments under the revolving credit facility.

The applicable margin for the new term loan facility and the new revolving credit facility ranges from 4.75% for loans bearing interest at the Alternate Base Rate to 5.75% for loans bearing interest at LIBOR. In addition, PL Propylene must pay an underwriter fee and an upfront fee as well as an annual management fee for our new term loan facility and our new revolving credit facility. We are required to pay a participation fee and a fronting fee to lenders participating in any letter of credit.

Mandatory Prepayments.  We are required to prepay outstanding amounts under our new term loan facility in an amount equal to the net proceeds from certain issuances of debt (other than debt permitted to be incurred under the new facility). We are also required to prepay outstanding amounts under our new term loan facility in an amount equal to the net proceeds from any non-ordinary course asset sale or from any casualty or other insured damage or any condemnation of any asset, subject to certain thresholds, exemptions and reinvestment rights.

Voluntary Prepayments/Commitment Reductions.  We may voluntarily terminate or reduce the commitments under our new credit facilities or voluntarily prepay, in whole or in part, outstanding amounts under our new credit facilities without premium or penalty; provided, (i) on or prior to the first anniversary of the closing date, we may not prepay, refinance or reprice the term loan facility, (ii) subsequent to the first anniversary of the closing date and on or prior to the second anniversary of the closing date, we may be subject to a 2% premium for prepaying, refinancing or repricing the term loan facility and (iii) subsequent to the second anniversary of the closing date and on or prior to the third anniversary of the closing date, we may be subject to a 1% penalty for prepayment, refinancing or pricing of the new term loan facility.

Amortization and Final Maturity.  The new term loan facility amortizes in aggregate amounts of 0.25% per fiscal quarter of the original principal amount and will mature on the fifth anniversary of the closing date. The new revolving credit facility maturity date is September 27, 2016, at which time the new revolving credit facility will terminate.

Restrictive Covenants and Other Matters.  Our new credit facilities include negative covenants that, subject to significant exceptions, limit our ability and the ability of our sole subsidiary, PL Propylene, to, among other things:

·                  incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations;

·                  incur liens;

·                  make negative pledges;

·                  pay dividends or make other distributions;

·                  make certain loans and investments;

·                  consolidate, merge or sell all or substantially all of our assets; and

·                  enter into transactions with affiliates.

The new credit facilities contain certain customary representations and warranties, affirmative covenants and events of default.

Each of the following, could constitute an event of default under the agreement governing our new credit facilities:

·                  failure to pay principal, interest or any other amount when due;

·                  breach of the representations or warranties in the credit agreement;

·                  failure to comply with the covenants in the credit agreement;

·                  cross-default to other indebtedness;

·                  bankruptcy or insolvency;

·                  certain events under ERISA;

·                  failure to take reasonable steps that are necessary to preserve, renew and keep in full force and effect all material rights, licenses, permits, privileges, franchises, patents, copyrights, trademarks and trade names material to the conduct of our business; and

·                  a change of control.

If an event of default occurs, the Agent would be entitled to take various actions, including the acceleration of amounts due under the new credit facilities, termination of the commitments under the new revolving credit facility and all remedial actions available to a secured creditor.

Capital Spending

During the three months ended March 31, 2012, we incurred capital expenditures of $6.1 million, which includes approximately $3.4 million of progress payments towards the purchase of the reactor catalyst in preparation for the 2013 planned major maintenance project, and $2.7 million for other capital projects.

During the three months ended March 1, 2011, we incurred capital expenditures of $3.8 million primarily for plant modifications that are expected to improve the operating efficiency of our Facility.

Major planned turnaround costs will be deferred and amortized from the period incurred until the next turnaround. Certain capital expenditures are for discretionary projects. Our new term loan facility may limit the amount we can spend on capital expenditures.

Our future capital spending will be determined by the board of directors of our General Partner. We currently plan to incur capital expenditures of $47.9 million in 2012, $34.1 million during 2013 and approximately $7.7 million for 2014. We have not planned capital expenditures beyond 2014. We expect to undergo a major maintenance project in the second half of 2013, at which time the most significant activity will be to replace the reactor catalyst, which is required approximately every three years. Capital spending during 2012 includes approximately $6.5 million associated with progress payments for the purchase of the reactor catalyst in preparation for the 2013 major maintenance project. The remaining $41.4 million of capital spending in 2012 consists of approximately $5.2 million of maintenance capital expenditures, approximately $17.7 million of profit enhancing capital expenditures and approximately $18.5 million of acquisitions and plant expansion capital expenditures. During 2013, we expect to incur approximately $6.8 million associated with remaining progress payments for the purchase of the reactor catalyst and an additional $15 million in capital spending in connection with the catalyst replacement project. We expect these catalyst change-out projects will typically cost approximately $25 million to $30 million per project. In addition to the triennial maintenance projects, a more significant maintenance project will be undertaken approximately every nine years, which will include change-out of the reactor catalyst and overhauls of selected pieces of equipment. We anticipate these projects to cost approximately $35 million to $45 million.

Our estimated capital expenditures and planned major maintenance costs are subject to change due to unforeseen circumstances and unanticipated increases in the cost, scope and completion time. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our Facility.

Maintenance capital expenditures and planned turnaround expenses will be funded using cash flow from operations. Other capital expenditures (including acquisitions and plant expansion capital expenditures), should we identify opportunities for such expenditures, may be funded using cash flow from operations or, if significant, will be funded by issuances of debt or equity. In addition to the capital costs associated with planned major maintenance or expansion projects at our Facility, our production will be reduced during any period in which our Facility is not operating. Our board of directors may elect to reserve amounts in the period(s) preceding such project(s) to fund the estimated capital costs, operating expenses and distributions for the lost margin associated with the loss of production in the period in which the project(s) are expected to occur. The actual costs and lost margin associated with such project(s) may, however, differ from the estimated amounts reserved.

We intend to use the proceeds from the Offering and cash on hand to fund certain future capital expenditures at our Facility, including a portion of those associated with our planned major maintenance project in 2013 and to fund a portion of the distributions for the lost margin resulting therefrom. We also intend to reserve any additional amounts needed to fund the remaining estimated capital costs and distributions for the lost margin associated with the loss of production during the periods leading up to the 2013 major maintenance project.

Cash Flows

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012, was $75.7 million. This positive cash flow from operating activities resulted from the net loss of $45.4 million, which was offset by non-cash charges totaling $96.4 million, which include equity-based compensation expense, depreciation, amortization and accretion expense as well as amortization of deferred financing costs and unrealized loss on derivatives and loss on early extinguishment of debt. In addition to these non-cash charges, a decrease in restricted cash of $34.9 million attributable to operating activities offset the net decrease in working capital of

$10.2 million for the three months ended March 31, 2012.

Net cash provided by operating activities for the three months ended March 31, 2011, was $9.1 million. This positive cash flow from operating activities resulted from the net loss of $22.8 million, which was offset by non-cash charges totaling $38.4 million, which include equity-based compensation expense, depreciation, amortization and accretion expense as well as amortization of deferred financing costs. Cash flow from operating activities also increased due to a decrease in restricted cash of $4.0 million which was offset by a decrease in working capital of $10.5 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 and 2011, was $6.1 million and $3.8 million, respectively, related to capital expenditures for our Facility.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012, was $52.2 million. Our negative cash flows from financing activities were primarily due to the full repayment of $145.1 million on our former debt facility and distributions to our sponsor totaling $250.0 million. We also received $343.0 million in proceeds from the new term debt, during the three months ended March 31, 2012. Concurrent with the refinancing, we were able to release a debt service reserve of $10.9 million that had been set aside under the terms of the former credit facility.

Net cash used in financing activities for the three months ended March 31, 2011, was $5.3 million. Our negative cash flows from financing activities were primarily due to the net repayment of $7.0 million on our prior revolving credit facility and term loan during the period as well as the receipt of $1.7 million from our sponsor for fixed construction capital on our Facility.

Contractual Obligations

The following table sets forth our contractual obligations for the periods indicated as of March 31, 2012:

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	There- after
	(in millions)
Bank Debt(1)	$350.0	$2.6	$3.5	$3.5	$3.5	$3.5	$333.4
Purchase Obligations(2)	8.9	1.8	1.9	0.6	0.7	0.7	3.2
Asset Retirement Obligations(3)	1.2	—	—	—	—	—	1.2
Lease Obligations(4)	2.4	0.3	0.4	0.4	0.4	0.4	0.5
Total	$362.5	$4.7	$5.8	$4.5	$4.6	$4.6	$338.3

(1)                                 This amount excludes interest payments and loan commitment fees and is before the discount. On March 27, 2012, we refinanced and canceled our prior credit facility with borrowings under our new term loan facility. See footnote 6 to our combined financial statements included elsewhere in this report.

(2)                                 Represents the aggregate minimum purchase commitments pursuant to a nitrogen supply contract and a propylene storage contract. We have contracts to purchase propane and other raw materials used in the production of propylene. These contracts do not specify any minimum quantities to be purchased, and accordingly, this table does not reflect amounts that may be payable under these contracts.

(3)                                 Represents amounts to be incurred in connection with the retirement of the Facility at the end of its life. The amount included herein reflects the amount recorded in our March 31, 2012, financial statements and does not include the effects of inflation. Our recorded asset retirement obligation will be accreted over time until it is equivalent to the anticipated ultimate cash retirement cost.

(4)                                 Represents our future lease obligations due under a lease for office space commencing April 1, 2012.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 3. quantitative and qualitative disclosures about market risk

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. Given that our business is currently based entirely in the U.S., we are not directly exposed to foreign currency exchange rate risk.

Commodity Price Risk

Our business activities expose us to risks associated with unfavorable changes in the market price of propylene and propane. In October 2011, we began entering into the Propane Swaps with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock. Under the terms of the Propane Swaps, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the contractual percentage). Beginning in January 2012, and at the conclusion of each subsequent month, a calculation is performed to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the actual percentage). If the actual percentage exceeds the contractual percentage under the Propane Swaps, we are owed a sum by the Propane Swaps counterparty. If the contractual percentage exceeds the actual percentage under the Propane Swaps, we owe a sum to the Propane Swaps counterparty.

Upon the closing of the Offering, we entered into the Omnibus Agreement and the Pledge Agreement, pursuant to which the PL Manufacturing Members, through our General Partner, all of our benefits and obligations under the Propane Swaps. Under the Omnibus Agreement and the Pledge Agreement, any amounts received by us under the Propane Swaps will be distributed, through our General Partner, to the PL Manufacturing Members, and any amounts that we are required to pay under the Propane Swaps are expected to be contributed back to us as a capital contribution by the PL Manufacturing Members. While we will not receive any of the benefits of the Propane Swaps, we remain a party to the Propane Swaps, and are obligated to make payments to the Propane Swap counterparties as they come due.

Interest Rate Risk

In connection with our new term loan facility, we expect to enter into certain interest rate protection agreements. Additionally, our management will continue to monitor whether financial derivatives become available which could effectively hedge identified risks. In the future, management may elect to use derivative financial instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with our operating activities.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Partnership and its consolidated subsidiaries is made known to the officers of our General Partner who certify our financial reports and the Board of Directors.

Our Principal Executive Officer, David Lumpkins, and our Principal Financial Officer, Sharon Spurlin, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the quarterly period ended March 31, 2012 (the Evaluation Date). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We are routinely involved in various legal matters arising from the normal course of business for which no provision has been made in the financial statements. While the outcome of these proceedings cannot be predicted with certainty, we believe that these proceedings, when resolved, will not have a material adverse effect on our results of operations, financial position, or liquidity.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in the Prospectus dated May 3, 2012, as filed with the SEC on May 7, 2012, which could materially affect our business, financial condition, or future results. The risks described in the Prospectus are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this report.

Item 6.  EXHIBITS

(a)                                  Exhibits.

Exhibit No.	Document

3.1

Certificate of Limited Partnership of PetroLogistics LP incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 for PetroLogistics LP, filed on June 21, 2011 (File No. 333-175035).

3.2

First Amended and Restated Agreement of Limited Partnership of PetroLogistics LP incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for PetroLogistics LP, filed May 9, 2012 (File No. 001-35529).

31.1*	Certification of Principal Executive Officer of PetroLogistics GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of PetroLogistics GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officer of PetroLogistics GP LLC pursuant to 18 U.S.C. §1350.

32.2+	Certification of Principal Financial Officer of PetroLogistics GP LLC pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition.

*                                         Filed herewith.

+                                         Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

++                                  The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROLOGISTICS LP
(Registrant)
By PetroLogistics GP LLC, its general Partner

June 18, 2012		By:	/s/ David Lumpkins
David Lumpkins
Executive Chairman and Director of PetroLogistics GP LLC
(on behalf of the Registrant)

	By:		/s/ Sharon Spurlin
Sharon Spurlin
Senior Vice President and Chief Financial Officer Officer
(Principal Financial Officer)