Form 10-Q
period 2012-06-30
PetroLogistics LP
filed 2012-08-07
CIK 1523733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of August 7, 2012, there were 139,587,016 common units representing limited partner interests in PetroLogistics LP outstanding.

PETROLOGISTICS LP

INDEX TO FORM 10-Q

June 30, 2012

i

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

PETROLOGISTICS LP

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,101	$1
Restricted cash	—	45,808
Accounts receivable	56,453	42,374
Accounts receivable, related party	150	—
Inventory	17,192	20,283
Prepaid expenses and other current assets	41,742	5,172
Total current assets	158,638	113,638
Property, plant, and equipment, net	596,411	603,127
Intangible asset, net	10,530	10,757
Derivative assets	2,097	6,178
Deferred financing costs and other assets	11,074	7,798
Total assets	$778,750	$741,498
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$26,573	$28,167
Accounts payable, related parties	535	2,526
Accrued liabilities	13,729	6,370
Deferred revenue	1,551	4,680
Derivative liabilities	78,079	7,845
Bank debt, current	3,500	145,115
Total current liabilities	123,967	194,703
Long-term debt	338,975	—
Asset retirement obligation	1,227	1,180
Derivative liabilities, noncurrent	26,267	—
Deferred income taxes	—	832
Total liabilities	490,436	196,715
Commitments and contingencies
Net Predecessor equity	—	544,783
Partners’ capital	288,314	—
Total liabilities and partners’ capital	$778,750	$741,498

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, Except Per Unit Data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Sales	$193,786	$196,437	$428,470	$302,247
Cost of sales	121,335	127,634	290,053	219,199
Gross profit	72,451	68,803	138,417	83,048
General and administrative expense	45,636	15,356	59,747	46,911
Management fee	167	500	667	1,000
Loss on derivatives	57,750	—	142,570	—
Operating income (loss)	(31,102)	52,947	(64,567)	35,137
Interest expense, net	(7,353)	(4,637)	(11,594)	(9,334)
Loss on early extinguishment of debt	—	—	(7,018)	—
Other income	2	10	4	35
Net income (loss) before income tax expense	(38,453)	48,320	(83,175)	25,838
Income tax benefit (expense)	648	(692)	(48)	(1,048)
Net income (loss)	$(37,805)	$47,628	$(83,223)	$24,790
Comprehensive income (loss)	$(37,805)	$47,628	$(83,223)	$24,790
Net income subsequent to initial public offering (May 9, 2012 through June 30, 2012)	$27,669		$27,669
Net income per common unit - basic and diluted	$0.20		$0.20
Weighted average number of common units outstanding - basic and diluted	139,000		139,000

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(In Thousands)

(Unaudited)

		Partners’ Capital
			Limited Partners	Total
	Net Predecessor Equity	General Partner	Common Unitholders	Partners’ Capital
Balance, December 31, 2011	$544,783	$—	$—	$544,783
Distribution to Sponsor	(250,000)	—	—	(250,000)
Equity-based compensation	11,480	—	—	11,480
Net loss attributable to period January 1, 2012 through May 8, 2012	(110,892)	—	—	(110,892)
Allocation of net Sponsor investment to unitholders	(195,371)	—	195,371	—
Initial public offering proceeds, net of underwriter discount	—	—	23,970	23,970
Offering costs	—	—	(5,540)	(5,540)
Equity-based compensation	—	—	44,177	44,177
Contribution resulting from cancellation of Sponsor administrative agreement	—	—	2,667	2,667
Net income attributable to period May 9, 2012 through June 30, 2012	—	—	27,669	27,669
Balance, June 30, 2012	$—	$—	$288,314	$288,314

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$(83,223)	$24,790
Adjustments to reconcile net income (loss) to net cash provided by operations:
Equity-based compensation expense	55,657	42,285
Amortization of deferred financing costs	1,700	1,560
Loss on early extinguishment of debt	7,018	—
Depreciation and amortization expense	16,792	16,157
Accretion expense	47	44
Unrealized loss on derivatives	100,582	—
Deferred income tax expense (benefit)	(832)	172
Changes in working capital:
Accounts receivable	(14,079)	(4,939)
Accounts receivable, related parties	(150)	—
Inventory	3,091	705
Prepaid expenses and other current assets	(40,272)	(3,286)
Accounts payable	(1,594)	916
Accounts payable, related parties	676	381
Accrued liabilities	7,359	1,344
Deferred revenue	(3,129)	59
Restricted cash	34,922	(18,853)
Net cash provided by operations	84,565	61,335
Investing activities
Capital expenditures	(9,849)	(11,702)
Net cash used in investing activities	(9,849)	(11,702)
Financing activities
Deferred financing costs	(13,482)	(1,588)
Proceeds from borrowings	362,350	136,500
Repayments on borrowings	(165,340)	(176,000)
Sponsor contribution	—	2,340
Net proceeds from initial public offering	23,970	—
Distribution to Sponsor	(250,000)	—
Change in restricted cash	10,886	(10,885)
Total cash used in financing activities	(31,616)	(49,633)
Net change in cash	43,100	—
Cash and cash equivalents at beginning of period	1	—
Cash and cash equivalents at end of period	$43,101	$—
Noncash investing and financing activities:
Contribution resulting from cancellation of Sponsor administrative agreement	$2,667	$—

See accompanying notes.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

As used in this report, the terms “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms, refer to PetroLogistics LP. The information presented in this Quarterly Report on Form 10-Q contains the unaudited combined financial results of PL Propylene LLC (PL Propylene), our predecessor for accounting purposes (the Predecessor), for all periods presented through March 30, 2012. The consolidated financial results for the three and six months ended June 30, 2012, also include the results of operations of the Partnership for the period beginning March 30, 2012, the date of the contribution of the Predecessor’s net assets to the Partnership. The consolidated balance sheet as of June 30, 2012, presents solely the consolidated financial position of the Partnership. References in this report to our “Sponsors” refer to Lindsay Goldberg LLC (Lindsay Goldberg) and York Capital Management which, after completion of the Offering, collectively and indirectly own 84% of PetroLogistics GP (our General Partner) and directly and indirectly own 63% of our common units. See Note 3 to these consolidated financial statements for information regarding our initial public offering (the Offering).

Organization

PetroLogistics LP is a Delaware limited partnership that was formed on June 9, 2011, by Propylene Holdings LLC (Propylene Holdings) to own PL Propylene, a wholly-owned subsidiary of Propylene Holdings. The General Partner holds a non-economic interest in the Partnership.

On March 30, 2012, Propylene Holdings contributed PL Propylene to PetroLogistics LP. Because this transaction was a transaction between entities under common control, the contributed assets and liabilities of PL Propylene were recorded in the consolidated financial statements at PL Propylene’s historical cost. Prior to the contribution, PetroLogistics LP had no operations and nominal assets and liabilities.

Nature of Operations

We own and operate the only U.S. propane dehydrogenation facility producing propylene from propane.  We developed and built new assets and converted certain existing assets into an “on-purpose” propylene production facility (the Facility) in Houston, Texas, following the purchase of a former olefins manufacturing facility from ExxonMobil Oil Corporation in March 2008 with production beginning on October 21, 2010. Propylene is used as one of the basic building blocks for petrochemicals in a variety of end uses, including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products. The propane dehydrogenation process also produces certain by-products, which we include as sales.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements and notes thereto have been prepared by management without audit according to the rules and regulations of the SEC and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to fairly present the information. The accompanying interim consolidated financial statements do not include all the notes that would be included in our annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in our prospectus dated May 3, 2012, as filed with the SEC on May 7, 2012.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ materially from those estimates. The results of operations of the Partnership or our Predecessor for any interim period are not necessarily indicative of results for the full year.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification) Topic 815, Derivatives and Hedging (ASC Topic 815), addresses the accounting for derivative contracts. We enter into our commodity derivative contracts to economically hedge an exposure through a relationship that does not qualify for hedge accounting under ASC Topic 815. Our derivative contracts are recorded as derivative assets and liabilities, as applicable, at fair value on the balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the statement of comprehensive income (loss). Unrealized gains or losses on commodity derivative contracts represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the cash flow statement. Until settlement occurs, this will result in non-cash gains or losses being reported in our operating results as gain or loss on derivatives.

Omnibus Agreement

On May 9, 2012, the General Partner, the Partnership, Propylene Holdings, PL Propylene and PL Manufacturing LLC (PL Manufacturing), entered into an Omnibus Agreement (the Omnibus Agreement). Pursuant to the Omnibus Agreement and a related Pledge Agreement (the Pledge Agreement), the Partnership allocated all of its benefits and obligations under the Propane Swaps to PL Manufacturing and the owners of 100% of the issued and outstanding equity interests in PL Manufacturing (the PL Manufacturing Members).

Under the Omnibus Agreement and the Pledge Agreement, any amounts received by the Partnership under the Propane Swaps will be distributed to PL Manufacturing and the PL Manufacturing Members, and any amounts that the Partnership is required to pay under the Propane Swaps will be contributed to the Partnership as a capital contribution by PL Manufacturing and the PL Manufacturing Members.

While the Partnership does not receive any of the benefits of the Propane Swaps, it remains a party to the Propane Swaps, and will be obligated to make payments to the Propane Swap counterparties as they come due and to post any collateral as required, under the terms of the Propane Swap agreement. As a result, the Partnership will continue to record the fair value of the Propane Swaps on its balance sheet with the related charge being reflected in its statement of comprehensive income (loss) in accordance with SEC Staff Accounting Bulletin No. 79. To the extent that the Partnership makes payments under the Propane Swaps, PL Manufacturing and the PL Manufacturing Members will be responsible for making quarterly capital contributions in an amount equal to the sum of all payments made by the Partnership under such Propane Swaps during the applicable fiscal quarter or owed by the Partnership at the end of the quarter. For the quarter ended June 30, 2012, PL Manufacturing and the PL Manufacturing Members will contribute approximately $16.0 million to the Partnership. This contribution represents the pro-rata portion of the payments made by the Partnership under the Propane Swaps from the date of the Omnibus Agreement, May 9, 2012, through June 30, 2012. The contribution will be funded through a reduction in the cash distribution to PL Manufacturing and the PL Manufacturing Members in August 2012. In April 2012, we deposited $40.0 million in cash with the Propane Swaps counterparty. The cash is held by the counterparty and is reported as prepaid and other current assets in our consolidated balance sheet.

The Partnership expects that PL Manufacturing and the PL Manufacturing Members will fund their future payment obligations primarily through quarterly distributions that they receive on common units that they own. Under the Pledge Agreement, the PL Manufacturing Members pledged to PL Manufacturing (as collateral agent) a number of common units such that, at all times, the market value of all pledged units and all common units owned by PL Manufacturing that are subject to the Omnibus Agreement is equal to or greater than 10 times the mark-to-market value of the Propane Swaps, but in no event shall the number of pledged units be greater than the amount of units distributed to PL Manufacturing and the PL Manufacturing Members in connection with the Offering. The expected aggregate quarterly distributions payable on all pledged common units, together with a cash reserve held by PL Manufacturing, are expected to be sufficient to cover future payments under the Propane Swaps.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Equity-Based Compensation

We recognize compensation expense related to equity-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures (see Note 7). The grant date fair value of the equity-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We also account for equity-based awards granted to non-employees based on the estimated fair value of the awards. The measurement of equity-based compensation for awards granted to non-employees is subject to periodic adjustment as the awards vest, and the resulting change in value is recognized in the statement of comprehensive income (loss) during the period the related services are rendered.

Fair Value of Financial Instruments

We consider cash, accounts receivable, accounts payable, accounts receivable-related parties, accounts payable, accounts payable-related parties, and accrued liabilities to be financial instruments in which the carrying amounts represent fair value because of the short-term nature of the accounts.

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Partnership makes certain assumptions it believes that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Partnership and its counterparties is incorporated in the valuation of assets and liabilities. The Partnership believes it uses valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

The following table presents the financial instruments that require fair value disclosure as of June 30, 2012.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Financial assets
Propane swaps	$—	$2,097	—	$2,097
Financial liabilities
Variable rate debt	$—	$342,475	$—	$342,475
Propane swaps	—	104,346	—	104,346

The following table presents the financial instruments that require fair value disclosure as of December 31, 2011.

	Fair Value			Carrying Value
	(in thousands)
	Level 1	Level 2	Level 3
Financial assets
Propane swaps	$—	$6,178	$—	$6,178
Financial liabilities
Variable rate debt	—	145,115	—	145,115
Propane swaps	—	7,845	—	7,845

The variable rate debt is deemed to be a Level 2 financial instrument because of observable market data. To determine the fair value at December 31, 2011, we reviewed current market interest rates and terms of similar debt, and concluded that the carrying value of the variable rate debt approximates the fair value. We concluded that the carrying value of the variable rate debt approximates the fair value as of June 30, 2012, because of the variable nature of the interest rate and the rates available to market participants having a similar credit rating.

The valuation assumptions utilized to measure the fair value of our Propane Swaps were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs. To determine fair value of the Propane Swaps, we utilized quoted prices for similar assets, liabilities and market-corroborated inputs.  See Note 5 for discussion regarding our Propane Swaps.

There are no financial instruments that are split across the levels and there have been no financial instruments that transferred between the levels during the six months ended June 30, 2012.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment Reporting

We operate in one segment for the production and sale of propylene and related by-products. All of our operations are located in Houston, Texas.

Net Income Per Common Unit

Net income per common unit for a given period is based on the distributions that are made to the unitholders plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. The two-class method dictates that net income for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income as if all of the net income for the period had been distributed in accordance with the partnership agreement. Restricted units granted under the PetroLogistics Long-Term Incentive Plan (the Long-Term Incentive Plan) are eligible for Unit Distribution Rights (UDRs). To the extent that non-forfeitable UDRs are awarded, the underlying nonvested restricted units are considered participating securities for purposes of determining net income per unit.  Undistributed income is allocated to participating securities based on the proportional relationship of the weighted average number of common units and restricted units outstanding. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units based on provisions of the partnership agreement. Undistributed losses are not allocated to nonvested restricted units as they do not participate in net losses.  Distributions are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

The General Partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income.  Prior to the Offering, we were wholly-owned by Propylene Holdings.  Accordingly, net income per common unit is not presented for periods prior to the Offering.

The following table provides a reconciliation of net income and the allocation of net income to the common units and the restricted units for purposes of computing net income per unit (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Long-Term Incentive Plan Restricted Units
Period from May 9, 2012 through June 30, 2012
Net income	$27,669
Assumed allocation of undistributed net income		$27,555	$114
Assumed allocation of net income		$27,555	$114

Weighted average units outstanding		139,000	577
Net income per unit		$0.20	$0.20

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

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Initial Public Offering

On May 4, 2012, our common units began trading on the New York Stock Exchange under the symbol “PDH.” On May 9, 2012, we completed our Offering of 35,000,000 common units representing limited partner interests. Pursuant to a Registration Statement on Form S-1, as amended through the date of its effectiveness, we sold 1,500,000 common units, and Propylene Holdings sold 33,500,000 common units at a price to the public of $17 per common unit ($15.98 per common unit, net of underwriting discounts).  Immediately prior to the Offering, the outstanding limited partner interests in the Partnership were recapitalized into 139,000,000 common units pursuant to an amended and restated limited partnership agreement.  We received net proceeds of approximately $24.0 million from the sale of the common units, after deducting underwriting discounts.  For further information related to the Offering, refer to our prospectus dated May 3, 2012, as filed with the SEC on May 7, 2012.  The underwriters to the Offering did not exercise their rights to purchase additional common units.

4. Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Product inventory
Raw materials	$1,871	$2,670
Work in progress	1,055	1,762
Finished product	8,043	10,059
Total product inventory	10,969	14,491
Maintenance spares	6,223	5,792
Total inventory	$17,192	$20,283

Raw materials inventory consists primarily of propane stored by our feedstock supplier. Work in progress inventory represents pipeline and plant fill inventory, which is a combination of propane and propylene. Finished goods inventory includes inventory stored at third party facilities pursuant to our propylene exchange and storage contracts. The exchange and storage contracts provide for storage capacity of 80 million pounds. Legal title and custody, control and risk of loss of finished goods inventory remains with us until the finished goods inventory is delivered to the customer pursuant to our propylene sales contracts.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Derivative Instruments

Our business activities expose us to risks associated with unfavorable changes in the market price of propylene and propane. Commencing October 2011, we entered into derivative transactions with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock. Under the terms of the arrangement, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the contractual percentage). Beginning in January 2012, and at the conclusion of each month thereafter, a calculation is performed to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the actual percentage). If the actual percentage exceeds the contractual percentage under the Propane Swaps, we are owed a sum by the Propane Swaps counterparty. If the contractual percentage exceeds the actual percentage under the Propane Swaps, we owe a sum to the Propane Swaps counterparty. In March 2012, to offset the negative impact of the liability position of our Propane Swaps, we entered into reverse positions for a portion of our Propane Swaps maturing in the second half of 2013. These reverse positions resulted in an asset and are reflected as derivative assets in our consolidated balance sheet at June 30, 2012.

Under the Omnibus Agreement and the Pledge Agreement, any amounts received by the Partnership under the Propane Swaps will be distributed to PL Manufacturing and the PL Manufacturing Members, and any amounts that the Partnership is required to pay under the Propane Swaps will be contributed to the Partnership as a capital contribution by PL Manufacturing and the PL Manufacturing Members. See Note 2 regarding the Omnibus Agreement.

As of June 30, 2012, we had entered into the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases:

	Volume(1)
	Settlement date
Derivatives not designated as hedging contracts	2012	2013(2)

Propane Swaps, net	2.76 MMBbls	3.83 MMBbls

(1)                                 Volume reflects the absolute value of derivative notional volumes.

(2)                                 The maximum term for derivatives included in the 2013 column is December 2013.

The 2012 and 2013 volumes of 2.76 and 3.83 million barrels (MMBbls) reflect hedged volumes of 15,000 and 11,000 barrels of propane per day, respectively, for each of the years presented with 2013 volumes reduced by a reverse position of 1,000 barrels of propane per day or 0.18 MMBbls for the second half of 2013.

Fair Value of Derivative Contracts

The fair values of our current and non-current derivative contracts are each reported separately on our balance sheets. The following table summarizes the fair values of our derivative contracts included on our balance sheets (in thousands):

	June 30, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Propane Swaps	$2,097	$104,346	$6,178	$7,845
Total derivatives	$2,097	$104,346	$6,178	$7,845

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Derivative Instruments (Continued)

Effect of Derivative Contracts on the Statement of Comprehensive Loss

The following table summarizes the impact of our derivative contracts on our accompanying statements of comprehensive income (loss) (in thousands):

	Three months ended June 30, 2012	Six months ended June 30, 2012

Derivatives Not Designated as Hedging Contracts	Loss Recognized in Statement of Comprehensive Income (Loss)	Loss Recognized in Statement of Comprehensive Income (Loss)
Propane Swaps	$57,750	$142,570
Total	$57,750	$142,570

There was no activity related to the Propane Swaps in the three or six months ended June 30, 2011.

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

We maintain credit policies with regard to our counterparty that we believe minimize our overall credit risk. These policies include an evaluation of potential counterparty’s financial condition (including credit ratings). Based on our policies and exposure, our management does not anticipate a material adverse effect on our financial position, results of operations, or cash flows as a result of counterparty non-performance.

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

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Debt

Prior Credit Facility

We entered into a five-year credit facility agreement in June 2009 that included a $150.0 million construction loan commitment and a $55.0 million revolving credit facility (the prior credit facility). In May 2011 the construction loan was converted to a term loan with principal and interest due quarterly thereafter following the successful completion of a series of tests demonstrating successful operating performance of the Facility as required by the terms of our prior credit facility. In October 2011, the term loan was amended to require monthly principal and quarterly interest payments beginning in January 2012. On March 27, 2012, we refinanced and canceled the prior credit facility with borrowings under a new term loan facility.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Debt (Continued)

New Credit Facilities

On March 27, 2012, PL Propylene, entered into a new term loan facility of $350.0 million and a new revolving credit facility of $120.0 million with Morgan Stanley Senior Funding, Inc. (the Agent), and the lenders party thereto (together, the new credit facilities). We drew $350.0 million under the new term loan facility and used (1) $60.8 million to refinance and cancel our prior credit facilities, (2) $250.0 million to reimburse our Sponsors for construction capital expenditures and (3) approximately $16.5 million to pay associated financing costs and debt discounts. PL Propylene will use the remaining amount (approximately $22.7 million) for general partnership purposes. The new term loan included a discount of $7.0 million, which is reported net, less related amortization, against the total outstanding debt in our consolidated balance sheet at June 30, 2012.  The discount is being amortized over the term of the new term loan using the straight-line method, which approximates the effective interest method. We also have the right to add, subject to certain restrictions and conditions, incremental term loan and revolving credit facilities in an amount not to exceed $50.0 million.

The new credit facilities contain certain restrictive financial covenants including limitations on our ability to incur additional debt and the requirement to maintain a Total Secured Leverage Ratio, as defined, no greater than 4.0 to 1.0, but only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2012, the aggregate amounts outstanding under the new revolving credit facility exceed $100.0 million. At June 30, 2012, no amounts were outstanding and we had $120.0 million available to us under the new revolving credit facility.

Interest Rate and Fees.     Borrowings under the new credit facilities bear interest at a rate per annum based on an underlying base rate plus an applicable margin. The applicable margin for the new term loan facility and the revolving credit facility ranges from 4.75% for loans bearing interest at the Alternate Base Rate to 5.75% for loans bearing interest at LIBOR. At June 30, 2012, the interest rate on the new term loan was based on LIBOR, subject to the LIBOR floor of 1.25%, resulting in a rate of 7%.

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

In connection with the refinancing, we wrote off approximately $7.0 million of unamortized deferred financing costs associated with the prior credit facility. The write-off of these costs is reflected as a loss on early extinguishment of debt in our consolidated statement of comprehensive income (loss) for the three and six month periods ended June 30, 2012.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Debt (Continued)

Interest expense, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense incurred on borrowings	$(6,208)	$(3,604)	$(9,260)	$(7,333)
Amortization of discount	(350)	—	(350)	—
Loan commitment fees	(245)	(253)	(656)	(441)
Amortization of deferred financing costs	(572)	(780)	(1,351)	(1,560)
Interest income	22	—	23	—
Interest expense, net	$(7,353)	$(4,637)	$(11,594)	$(9,334)

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan

Prior to the close of the Offering, PL Manufacturing maintained a profits interest plan (the Profits Interest Plan) for the benefit of our employees, as well as the key management employees of certain affiliated companies (collectively, Management). Because the Profits Interest Plan was intended to compensate Management with respect to the services they performed for our benefit, the equity-based compensation expense is reflected in our financial statements.

PetroLogistics Company LLC (PetroLogistics LLC) is an entity owned by David Lumpkins and Nathan Ticatch. Through December 31, 2011, the senior executives who oversee our operations were employed by PetroLogistics LLC and provided management services to us pursuant to our services agreement with PetroLogistics LLC. The majority of the profits interests (Profits Interest Units) that PL Manufacturing issued were to persons employed by PetroLogistics LLC. For accounting purposes, we treated these awards as being made to non-employees through December 31, 2011. As of January 1, 2012, all PetroLogistics Company LLC employees transferred their employment to the General Partner. As of that date, the underlying grant date fair value of nonvested Profits Interest Units held by the former PetroLogistics LLC employees became fixed due to the change in employment status, and equity-based compensation expense attributed to these Profits Interest Units for the three and six month periods ended June 30, 2012, was based on the underlying fair value of the Profits Interest Units.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan (Continued)

Vesting and Unit Rights

Under the Profits Interest Plan, Class B, C and D Profits Interest Units were granted to management and employees.  The Class B Profits Interest Units were fully vested at the date of issuance, July 23, 2008. The issued and outstanding Class C and Class D Profits Interest Units vested over four years beginning on the later of March 11, 2009, or the recipient’s date of employment. The Class C and Class D Profits Interest Units became fully vested upon the closing of the Offering in May 2012.  There were no forfeitures for any of the periods presented. At the closing of the Offering, remaining unrecognized compensation expense related to the previously nonvested Profits Interest Units was recognized in the amount of approximately $43,710,000.

Determination of Equity-Based Compensation Expense

Equity-based compensation expense for all equity-based awards issued to employees was based on the estimated grant-date fair value of the Profits Interest Units. We recognized this equity-based compensation expense on a straight-line basis over the requisite service period of the award for those Profits Interest Units that were expected to vest. For Profits Interest Units granted to non-employees, non-vested Profits Interest Units were revalued at the reporting date fair value, with any change in value reflected in the statements of comprehensive income (loss).

Total recognized equity-based compensation expense related to the Profits Interest Plan was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$324	$77	$402	$155
General and administrative expense	43,386	12,865	54,788	42,130
Total equity-based compensation expense related to the Profits Interest Plan	$43,710	$12,942	$55,190	$42,285

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan (Continued)

Employee Awards

The table below summarizes the activity relating to the employee Profits Interests Units during the six months ended June 30, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Units outstanding at December 31, 2011	—	$—	5,695,000	$0.35	—	$—
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Increase in units resulting from changes in employment status at January 1, 2012	3,912,720	0.50	48,659,205	0.35	27,527,103	0.26
Units outstanding at June 30, 2012	3,912,720	$0.50	54,354,205	$0.35	27,527,103	$0.26

The table below summarizes the activity relating to the nonvested employee Profits Interests Units granted under the Plan for the six months ended June 30, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested units outstanding at December 31, 2011	—	$—	1,910,000	$0.35	—	$—
Units granted	—	—	—	—	—	—
Increase in nonvested units resulting from changes in employment status at January 1, 2012	—	—	24,329,602	0.35	13,763,551	0.26
Units vested	—	—	(26,239,602)	0.35	(13,763,551)	0.26
Nonvested units outstanding at June 30, 2012	—	$—	—	$—	—	$—
Vested units at December 31, 2011	—	$—	3,785,000	$0.35	—	$—
Units vested	—	—	12,926,051	0.35	6,881,775	0.26
Increase in vested units resulting from changes in employment status at January 1, 2012	3,912,720	0.50	24,329,603	0.35	13,763,552	0.26
Units vested upon closing of the Offering	—	—	13,313,551	0.35	6,881,776	0.26
Vested units at June 30, 2012	3,912,720	$0.50	54,354,205	$0.35	27,527,103	$0.26

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan (Continued)

Non-Employee Awards

The table below summarizes the activity relating to the non-employee Profits Interest Units during the six months ended June 30, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Units outstanding at December 31, 2011	3,912,720	$0.50	49,359,205	$0.35	27,527,103	$0.26
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Decrease in units resulting from changes in employment status at January 1, 2012	(3,912,720)	0.50	(48,659,205)	0.35	(27,527,103)	0.26
Units outstanding at June 30, 2012	—	$—	700,000	$0.35	—	$—

The table below summarizes the activity relating to the nonvested non-employee Profits Interest Units under the Plan for the six months ended June 30, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested units outstanding at December 31, 2011	—	$—	24,679,602	$0.35	13,763,551	$0.26
Decrease in nonvested units resulting from changes in employment status at January 1, 2012	—	—	(24,329,602)	0.35	(13,763,551)	0.26
Units granted	—	—	—	—	—	—
Units vested	—	—	(350,000)	0.35	—	—
Nonvested units outstanding at June 30, 2012	—	$—	—	$—	—	$—
Vested units at December 31, 2011	3,912,720	$0.50	24,679,603	$0.35	13,763,552	$0.26
Units vested	—	—	37,500	0.35	—	—
Decrease in vested units resulting from changes in employment status at January 1, 2012	(3,912,720)	0.50	(24,329,603)	0.35	(13,763,552)	0.26
Units vested upon closing of the Offering	—	—	312,500	0.35	—	—
Vested units at June 30, 2012	—	$—	700,000	$0.35	—	$—

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Long-Term Incentive Plan

2012 Long-Term Incentive Plan

The Long-Term Incentive Plan has been adopted by our General Partner. The Long-Term Incentive Plan is intended to promote our interests by providing incentive compensation, based on our common units, to employees, consultants, and directors and to encourage superior performance. The Long-Term Incentive Plan provides for grants of restricted units, phantom units, unit awards and other unit-based awards up to a plan maximum of 5,882,352 common units.

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

Certain restricted unit awards are eligible for UDRs. Absent any restrictions on the UDRs in an award agreement, we will pay UDRs to the holder of the restricted unit without restriction at the same time as we pay quarterly cash distributions to our common unitholders. To the extent provided by the Long-Term Incentive Plan’s Administrative Committee (the Committee), in its discretion, a grant of restricted units may provide that distributions made with respect to the restricted units shall be subject to the same forfeiture and other restrictions as the underlying restricted unit and, if restricted, such distributions shall be held, without interest, until the restricted unit vests or is forfeited with the UDR being paid or forfeited at the same time, as the case may be. In addition, the Committee may provide that such distributions be used to acquire additional restricted units for the participant. Such additional restricted units may be subject to such vesting and other terms as the Committee may prescribe.

During the three months ended June 30, 2012, we recognized equity-based compensation expense of approximately $467,000 related to the restricted unit awards ($315,000 as cost of sales and $152,000 as general and administrative expense).

The following table presents activity related to our Long-Term Incentive Plan awards during the six months ended June 30, 2012:

	Restricted Unit Awards	Weighted average grant date fair value
Units outstanding December 31, 2011	—	$—
Units granted	576,539	16.60
Units forfeited	—	—
Units outstanding June 30, 2012	576,539	$16.60

These service-based awards vest ratably over three years.  At June 30, 2012, none of the restricted unit awards were vested.  The aggregate intrinsic value of outstanding restricted unit awards at June 30, 2012, was approximately $6,204,000. Also at June 30, 2012, total compensation cost related to nonvested restricted unit awards that had not yet been recognized totaled approximately $9,104,000.  The weighted-average period over which this amount will be recognized is approximately 2.9 years.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Related Party and Affiliate Transactions

Services Agreement with PetroLogistics GP LLC

We entered into a services agreement with our General Partner on January 1, 2012, pursuant to which our General Partner provides certain operational, managerial and general administrative services to us.  All employees of PL Propylene and PetroLogistics LLC became employees of our General Partner on January 1, 2012.  We reimburse the General Partner for all direct and indirect expenses the General Partner incurs or payments the General Partner makes on our behalf including, without limitation, salary, bonus, incentive compensation, employee benefits and expenses to maintain our corporate offices.  The amounts we pay the General Partner for these services are reported in the statements of comprehensive income (loss) in the line item to which the expense relates.

First Amended and Restated Agreement of Limited Partnership of PetroLogistics LP

On May 3, 2012, in connection with the completion of the Offering, our General Partner amended and restated our partnership agreement and executed the First Amended and Restated Agreement of Limited Partnership of PetroLogistics LP (the Partnership Agreement), which governs the rights of our partners. Among others, revisions included the recapitalization of our common units in connection with the Offering and provisions regarding allocations and distributions. The full text of the Partnership Agreement can be found in our prospectus dated May 3, 2012, as filed with the SEC on May 7, 2012.

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

Other

During the six months ended June 30, 2012 and 2011, we utilized the services of a company owned by Lindsay Goldberg in the amounts of approximately $671,000 and $1,354,000, respectively, in connection with Facility maintenance activities.

In 2011, we entered into an agreement with Lindsay Goldberg, under which we were to pay an annual fee of $2,000,000 for advisory services. This agreement terminated under its terms with the Offering. At the closing of the Offering, we owed Lindsay Goldberg approximately $2,667,000 related to this fee. This amount was waived by Lindsay Goldberg in May 2012 in connection with the Offering, and the accounts payable-related party was reversed at that time with a corresponding increase in partners’ capital.

10. Concentration of Risk

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

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Concentration of Risk (Continued)

The following table presents the concentration of total sales to our largest customers:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2012	2011	2012	2011
Dow Chemical Company (Dow)	43%	54%	45%	51%
Total Petrochemicals USA, Inc. (Total)	19%	22%	20%	27%
INEOS Olefins and Polymers USA (INEOS)	16%	15%	17%	16%
LyondellBasell Industries N.V. (LyondellBasell)	11%	2%	10%	1%
Others (less than 10% individually)	11%	7%	8%	5%
Total sales	100%	100%	100%	100%

We have entered into market-based sales contracts with our propylene customers to provide minimum annual quantities. (see Note 11). These minimum quantities comprise the substantial majority of the Facility’s anticipated annual production of propylene. The loss of any of the above-named customers without replacement on comparable terms could adversely affect our business, results of operations and financial condition.

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

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Commitments and Contingencies

We are obligated under long-term market-based propylene sales agreements to supply our customers with minimum quantities of propylene annually.

The following table illustrates certain information regarding our propylene contracts (in millions of pounds):

Company	Max	Min	Ends December 31
Contracts:
Dow	690	510	2018
Total	300	222	2014
INEOS	284	244	2013
BASF Corporation	60	48	2013
LyondellBasell	120	60	2012
Total	1,454	1,084

Legal Matters

We are routinely involved in various legal matters arising from the normal course of business for which no provision has been made in the financial statements. While the outcome of these proceedings cannot be predicted with certainty, we believe

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Commitments and Contingencies (Continued)

that these proceedings, when resolved, will not have a material adverse effect on our results of operations, financial position, or liquidity.

12. Subsequent Events

The fair value of our Propane Swap assets increased from approximately $2.1 million to approximately $2.4 million, and our Propane Swap liabilities decreased from approximately $104.3 million to approximately $104.1 million on July 31, 2012 ($80.1 million current liability and $24.0 million non-current liability), representing an unrealized gain on derivatives of $0.5 million. We also incurred a realized loss on derivatives of approximately $9.1 million in July 2012. See Note 2 regarding the Omnibus Agreement related to our Propane Swaps.

In July 2012, the General Partner granted 16,182 restricted units under our Long-Term Incentive Plan to two independent members of the General Partner’s Board of Directors at an underlying price of $12.36 per unit. These awards have a one year vesting period.

On July 24, 2012, the General Partner approved a distribution to common unitholders of record as of August 6, 2012. The distribution of 26 cents per common unit was prorated from the date of completion of the Offering on May 9, 2012 through June 30, 2012, and will be paid on August 14, 2012. PL Manufacturing and the PL Manufacturing Members are expected to contribute approximately $16.0 million to fund their obligation for realized losses on the Propane Swaps through a reduction in the cash distribution payable to them.

As required by our new term loan facility, we entered into an interest rate protection agreement in July 2012 whereby we capped the three month LIBOR rate at 2.0% for up to $115.5 million on our new term loan. The agreement terminates March 27, 2014.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us” or like terms, when used for periods prior to the closing of our initial public offering (the Offering) on May 9, 2012, refer to PL Propylene LLC, our Predecessor for accounting purposes. References in this report to “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms used for periods after the Offering, refer to PetroLogistics LP. References in this report to our “Sponsors” refer to Lindsay Goldberg LLC (Lindsay Goldberg) and York Capital Management, which, after completion of the Offering, collectively and indirectly own 84% of PetroLogistics GP (our General Partner) and directly and indirectly own 63% of our common units. See Note 3 to our consolidated financial statements for information regarding the Offering.

You should read the following discussion of the financial condition and results of operations for the Partnership in conjunction with the historical financial statements and notes thereto of PL Propylene LLC (PL Propylene) and PetroLogistics LP and the unaudited pro forma consolidated financial statements for PetroLogistics LP included in our prospectus dated May 3, 2012, as filed with the Securities and Exchange Commission (SEC) on May 7, 2012. Among other things, those historical financial statements and pro forma consolidated financial statements include more detailed information regarding the basis of presentation for the following information.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” as defined by the SEC. Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

•      statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;

•      statements relating to future financial performance, future capital sources and other matters; and

•      any other statements preceded by, followed by or that include the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “should,” “may” or similar expressions.

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance, and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our Prospectus dated May 3, 2012, and filed with the SEC on May 7, 2012. Such factors include, among others:

•	our ability to make cash distributions on our common units;
•	the volatile nature of our business and the variable nature of our distributions;
•	the ability of our General Partner to modify or revoke our distribution policy at any time;
•	our ability to forecast our future financial condition or results of operations and our future sales and expenses;
•	the cyclical nature of our business;
•	intense competition from other propylene producers;
•	our reliance on propane that we purchase from Enterprise Products Operating LLC;
•	our reliance on other third-party suppliers;
•	the demand and price level of propylene;
•	the supply and price level of propane;
•	the risk of a material decline in production at our propane dehydrogenation facility;
•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;
•	the risk associated with governmental policies affecting the petrochemical industry;

•	capital expenditures and potential liabilities arising from environmental laws and regulations;
•	our potential inability to obtain or renew permits;
•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and on the end-use and application of propylene;
•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of propane processing facilities;
•	our lack of asset diversification;
•	our dependence on significant customers;
•	our ability to comply with employee safety laws and regulations;
•	potential disruptions in the global or U.S. capital and credit markets;
•	our potential inability to successfully implement our business strategies, including the completion of significant capital expenditure projects;
•	additional risks, compliance costs and liabilities from expansions or acquisitions;
•	our reliance on certain members of our senior management team and other key personnel of our General Partner;
•	the potential for development of integrated propylene facilities by our current customers to displace us as suppliers;
•	the potential shortage of skilled labor or loss of key personnel;
•	our ability to continue to license the technology used in our operations;
•	our ability to secure appropriate and adequate debt facilities at a reasonable cost of capital;
•	restrictions in our debt agreements;
•	the dependence on our subsidiary for cash to meet our debt obligations;
•	our limited operating history;
•	potential increases in costs and distraction of management resulting from the requirements of being a publicly traded partnership;
•	exemptions we will rely on in connection with New York Stock Exchange (NYSE) corporate governance requirements;
•	risks relating to evaluations of internal controls required by Section 404 of the Sarbanes-Oxley Act;
•	risks relating to our relationships with our sponsors;
•	control of our General Partner by our sponsors;
•	limitations on the fiduciary duties owed by our General Partner which are included in the Partnership Agreement; and
•	changes in our treatment as a partnership for U.S. income or state tax purposes.

Initial Public Offering

On May 4, 2012, our common units began trading on the NYSE under the symbol “PDH.” On May 9, 2012, we completed our Offering of 35,000,000 common units representing limited partner interests.  Pursuant to a Registration Statement on Form S-1, as amended through the date of its effectiveness, we sold 1,500,000 common units, and Propylene Holdings LLC sold 33,500,000 common units at a price to the public of $17.00 per common unit ($15.98 per common unit, net of underwriting discounts).  Immediately prior to the Offering, the outstanding limited partner interests in the Partnership were recapitalized into 139,000,000 common units pursuant to an amended and restated limited partnership agreement.  We received net proceeds of approximately $24.0 million from the sale of the common units, after deducting underwriting discounts.

Overview

We currently own and operate the only U.S. propane dehydrogenation (PDH) facility (the Facility) producing propylene from propane. Propylene is one of the basic building blocks for petrochemicals that is utilized in the production of a variety of end uses including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products. We are the only independent, dedicated “on-purpose” propylene producer in North America. We are strategically located in the vicinity of the Houston Ship Channel and within 50 miles of approximately one-half of all U.S. propylene consumption, and we have access to the leading global fractionation and storage hub for propane located at Mt. Belvieu, Texas. The Houston Ship Channel represents the heaviest concentration of petrochemical and refining complexes in the world and provides us with unparalleled access and connectivity to both customers and feedstock suppliers. Our Facility has an annual production capacity of approximately 1.4 billion pounds of propylene. We commenced operations in October 2010 and, after an approximately year-long start-up and plant optimization phase, achieved production rates at or near current capacity beginning in December 2011.

We currently have multi-year contracts for the sale of our propylene with The Dow Chemical Company, Total Petrochemicals USA, Inc., BASF Corporation and INEOS Olefins and Polymers USA that expire between 2013 and 2018 and a one-year contract with LyondellBasell Industries N.V. that ends in December 2012. The contracts provide for minimum and maximum offtake volumes, with the minimum customer-contracted volumes representing approximately 75% of our current Facility capacity and the maximum reflecting approximately 100% of our current Facility capacity. Each of our customer contracts contain pricing terms based upon market rates. We have supplied and will continue to opportunistically supply other propylene consumers on a spot basis when permitted by both operational and market conditions. For the three and six months ended June 30, 2012, four of our customers accounted for 89% and 92%, respectively, of our total sales.

In addition to propylene, we also produce commercial quantities of hydrogen and C4 mix/C5+ streams. The sales of these products represented approximately 2% to 3% of total sales in the three and six months ended June 30, 2012, and do not represent a material part of our production.

Factors Affecting the Comparability of Future Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•                  Our PDH Facility did not generate sales until we commenced operations in October 2010. We commenced operations in October 2010 and, after an approximately year-long startup and plant optimization phase, achieved production rates at or near current capacity beginning in December 2011. Accordingly, our financial statements for the three and six months ended June 30, 2011, reflect limited operations.

•                  Our historical results of operations reflect equity-based compensation expense that may not be indicative of future equity-based compensation expense. Our historical results of operations reflect equity-based compensation expense for both our employees and certain employees of affiliated entities, who are treated for accounting purposes as non-employees. As of January 1, 2012, all PetroLogistics Company LLC employees became employees of our General Partner and are treated as employees for accounting purposes. Equity-based awards granted to non-employees are subject to periodic fair value adjustments as the awards vest. The changes in fair value are recognized in our statement of comprehensive income (loss) during the period the related services are rendered, resulting in greater volatility of our results of operations. Because certain members of our senior management were treated as non-employees for accounting purposes prior to January 1, 2012, these fair value adjustments have significantly affected our historical results of operations. The equity-based awards outstanding at the time of the Offering became fully vested as of the completion of the Offering, and we recorded equity-based compensation expense of $43.7 million in the second quarter of 2012. No additional expense related to these awards will be recorded in the future. However, we intend to make future equity-based compensation awards pursuant to our long-term incentive plan, which will again require us to record equity-based compensation expense.

•                  We will incur additional general and administrative expenses as a publicly traded partnership. We expect we will incur approximately $3.5 million in additional general and administrative expenses as a publicly traded limited partnership that we have not previously incurred, including costs associated with compliance under the Exchange Act, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and directors’ compensation. These incremental expenses exclude the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal control reviews and testing.

•                  Our historical results of operations reflect allocated administrative costs that may not be indicative of future administrative costs. Our 2011 combined financial statements included certain costs of a formerly affiliated company that were incurred on our behalf. Historically, these costs, which are reflected in general and administrative expense, have been billed to us pursuant to a services agreement entered into in 2008 (the former services agreement). Our financial statements, therefore, include certain expenses incurred which may include, but are not necessarily limited to, executive management and employee salaries and benefits, travel and entertainment expenses, rent and other general and administrative expenses. Such expenses were allocated to us based upon certain assumptions and estimates that were made in order to allocate a reasonable share of such expenses from the formerly affiliated company to us so that our financial statements would reflect substantially all the costs of conducting our business. The former services agreement terminated at the end of 2011. We entered into a services agreement with our General Partner on January 1, 2012, pursuant to which the General Partner provides certain operational, managerial and general administrative services to us.  All employees of PL Propylene and the formerly affiliated company became employees of our General Partner on January 1, 2012.  We reimburse the General Partner for all direct and indirect expenses the General Partner incurs or payments the General Partner makes on our behalf including, without limitation, salary, bonus, incentive compensation, employee benefits and expenses to maintain our corporate offices.  The amounts we pay the General Partner for these services are reported in the statements of comprehensive income (loss) in the line item to which the expense relates.  The amounts charged or allocated to us under the former and current services agreements are not necessarily indicative of the costs that we will incur going forward.

•                  We will periodically experience planned and unplanned downtime. Safe and reliable operations at our Facility are critical to our performance and financial results. As such, we expect future periods of major maintenance. We do not expect to undergo a major maintenance project until the second half of 2013, at which time the most significant activity will be to replace the reactor catalyst, which is required approximately every three years based on facilities of similar design. We expect these catalyst change-out projects will typically last approximately four weeks. In addition to the triennial maintenance projects, more significant maintenance projects will be undertaken approximately every nine years and will include change-out of the reactor catalyst and overhauls of selected pieces of equipment. We anticipate these projects to take approximately six weeks. Additionally, we may undertake capital projects in connection with major maintenance projects. If we elect to undertake such projects, these capital projects will require additional time and expense.

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

•                  We may enter into different financing arrangements. Our current financing arrangement may not be representative of the arrangements we will enter into in the future. For descriptions of our current financing arrangements, see “—Liquidity and Capital Resources.”

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

Propane is the sole feedstock in our production process, and the cost of propane represents a substantial portion of our cost of sales. Enterprise supplies 100% of our required propane feedstock volume under a multi-year contract at market-based prices, which prices are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. The contract with Enterprise expires in 2015. See “—Quantitative and Qualitative Disclosures about Market Risk.”

The propane-to-propylene spread is calculated as (PGP Contract Benchmark Price (¢/lb ) – 1.2* (Propane Price (¢/gl)/4.2)). This calculation assumes it takes approximately 1.2 pounds of propane to make 1.0 pound of propylene and one gallon of propylene weighs approximately 4.2 pounds.

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

Recent Developments

On July 21, 2012, we identified an issue with an expansion joint on our Facility’s regeneration air piping. We brought the Facility down to make the repair, identified the root cause and completed the repair with the Facility resuming production on July 30, 2012. We continued to supply our propylene customers without interruption.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus interest expense and amortization of deferred financing costs (including loss on early extinguishment of debt), income tax expense, depreciation, amortization and accretion, equity-based compensation expense, unrealized loss on derivatives and, effective May 9, 2012, realized gains and losses on derivative contracts Pursuant to an Omnibus Agreement among our General Partner, the Partnership, Propylene Holdings LLC (Propylene Holdings), PL Propylene, and PL Manufacturing LLC (PL Manufacturing) (the Omnibus Agreement) to the extent we make payments on our commodity derivative contracts (the Propane Swaps), PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we make under such Propane Swaps during the applicable fiscal quarter or that we owe at the end of the quarter resulting in a capital contribution to us and a zero net effect on cash and partners’ capital. Adjusted EBITDA is a non-U.S. GAAP financial measure that may be used by our management and by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

•      the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•      evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis; and

•      determine our ability to incur and service debt and fund capital expenditures.

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Six Months
	June 30,		Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income (loss)	$(37,805)	$47,628	$(83,223)	$24,790
Interest expense and amortization of deferred financing costs	7,375	4,637	11,617	9,334
Loss on early extinguishment of debt	—	—	7,018	—
Income tax expense (benefit)	(648)	692	48	1,048
Depreciation, amortization and accretion	8,327	7,884	16,839	16,201
Equity-based compensation expense	44,177	12,942	55,657	42,285
Unrealized loss on derivatives	32,154	—	100,582	—
Realized loss on derivatives (1)	15,958	—	15,958	—
Adjusted EBITDA	$69,538	$73,783	$124,496	$93,658

The following table reconciles net cash provided by operations to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net cash provided by operations	$8,816	$52,277	$84,565	$61,335
Changes in current assets and current liabilities	37,923	16,957	13,176	23,673
Deferred income tax benefit (expense)	1,035	—	832	(172)
Amortization of deferred financing costs	(921)	(780)	(1,700)	(1,560)
Interest expense	7,375	4,637	11,617	9,334
Income tax expense (benefit)	(648)	692	48	1,048
Realized loss on derivatives (1)	15,958	—	15,958	—
Adjusted EBITDA	$69,538	$73,783	$124,496	$93,658

(1) Effective May 9, 2012, pursuant to the Omnibus Agreement, to the extent that we make payments for realized losses under the Propane Swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we make under such Propane Swaps during the applicable fiscal quarter or that we owe at the end of the quarter. See discussion of the Omnibus Agreement in Note 2 to our combined financial statements included elsewhere in this report.

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

Results of Operations

The period-to-period comparisons of our results of operations have been prepared using the historical periods included in our consolidated financial statements. In order to effectively review and assess our historical financial information below, we have also included a description of the components of the various financial statement line items.

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

Management Fee.  Management fee consists of the expense incurred through our advisory services agreement with Lindsay Goldberg LLC. This agreement terminated upon the closing of the Offering.

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

Income Tax Expense.  As an entity operating in the State of Texas, we are subject to the Texas Margin Tax. This tax represents a tax on gross margin, as adjusted, and is reported as income tax benefit (expense) in the accompanying statements of comprehensive loss.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

	Three Months Ended June 30,
	2012	2011	Increase/Decrease
	(Unaudited)
	(Amounts in thousands)			%
Sales	$193,786	$196,437	$(2,651)	(1)
Cost of sales	121,335	127,634	(6,299)	(5)
Gross profit	72,451	68,803	3,648	5
General and administrative expense	45,636	15,356	30,280	197
Management fee	167	500	(333)	(67)
Loss on derivatives	57,750	—	57,750	N/A
Operating income (loss)	(31,102)	52,947	(84,049)	(159)
Interest expense, net	(7,353)	(4,637)	(2,716)	(59)
Other income	2	10	(8)	(80)
Net income (loss) before income tax expense	(38,453)	48,320	(86,773)	(180)
Income tax benefit (expense)	648	(692)	1,340	194
Net income (loss)	$(37,805)	$47,628	$(85,433)	(179)

Sales.  For the second quarter of 2012 we produced 324 million pounds of propylene compared to 221 million pounds of propylene produced during the second quarter of 2011, which represents an increase in production of 47%. This increase in production is due to our Facility having no significant downtime in the second quarter of 2012 compared to approximately four weeks of downtime in June 2011 due to startup issues including making modifications to one of our key compressors. By mid-July 2011 we had completed the repairs and returned to normal production rates. Further, subsequent to the second quarter of 2011, we made certain design enhancements which resulted in increased production capacity in 2012. For the three months ended June 30, 2012 and 2011, we recognized sales of 310 million and 223 million pounds of propylene, respectively. The average polymer grade contract benchmark propylene price in the three months ended June 30, 2012, was 65.7 cents per pound compared to an average of 88.8 cents per pound for the three months ended June 30, 2011, a price drop of 23.1 cents per pound or 26%. The decrease in propylene sales is a result of the lower contract propylene prices in the second quarter of 2012 compared to 2011, offset by the increase in propylene production.

Cost of Sales.

	Three Months Ended June 30,
	2012	2011	Increase/Decrease
	(Unaudited)
	(Amounts in thousands)			%
Propane	$94,835	$95,188	$(353)	0
Fuel and utilities	6,972	9,162	(2,190)	(24)
Depreciation, amortization and accretion	8,327	7,884	443	6
Insurance and property taxes	4,076	2,508	1,568	63
Direct operating expenses and other	10,072	11,762	(1,690)	(14)
Total production costs	124,282	126,504	(2,222)	(2)
Change in inventory	(2,947)	1,130	(4,077)	(361)
Cost of sales	$121,335	$127,634	$(6,299)	(5)

Cost of sales was $121.3 million for the three months ended June 30, 2012 compared to $127.6 million for the three months ended June 30, 2011. The primary component of cost of sales is the propane feedstock, which represented 76% of total production costs for the three months ended June 30, 2012, compared to 75% for the comparable 2011 period. Despite higher propane usage commensurate with the increase in propylene production in 2012, propane expense remained flat in the second quarter of 2012 compared to 2011. This result is due to a 35% drop in propane prices for the second quarter of 2012 compared to 2011. The average propane price was 97.5 and 149.5 cents per gallon for the second quarter of 2012 and 2011, respectively. In addition to the decreased propane prices, natural gas prices also decreased, and was offset by increased natural gas usage coinciding with higher production during the second quarter of 2012.

The change in inventory represents the change in the production value of the product inventory between the beginning and end of the period based on the weighted average cost of production. This amount fluctuates with our average cost of production and the amount of product inventory we carry.

Gross Profit. For the quarter ended June 30, 2012, we had a gross profit of $72.5 million compared to $68.8 million in the comparable quarter of 2011. The increase in gross profit was a result of increased propylene volumes offset by a decrease in the propane-to-propylene spread to 37.9 for the second quarter of 2012 from 46.2 cents per pound for the comparable 2011 period.

General and Administrative Expense.     General and administrative expense was $45.6 million for the three months ended June 30, 2012, compared to $15.4 million for the three months ended June 30, 2011, an increase of $30.2 million. The increase is primarily attributable to equity-based compensation expense of $43.4 million in the three months ended June 2012, resulting from previously unrecognized compensation expense attributed to equity-based awards granted in 2010 to both our employees and certain employees of affiliated entities, compared to $12.9 million in the second quarter of 2011, or an increase of $30.5 million.

Management Fee.     In 2011, we entered into an agreement with Lindsay Goldberg, under which we were to pay an annual fee of $2 million for advisory services.  This agreement terminated under its terms with the completion of the Offering.  Management fee expense represents the expense associated with this agreement.  At the closing of the Offering, we owed Lindsay Goldberg approximately $2.7 million related to the agreement.  This amount was waived by Lindsay Goldberg in connection with the Offering, and the accounts payable-related party was reversed at that time with a corresponding increase in partner’s capital.

Loss on Derivatives.  Commencing October 2011, we entered into the Propane Swaps with settlement dates in 2012 and 2013 to manage our exposure to commodity price risk with respect to propane, our sole feedstock.  For the quarter ended June 30, 2012, we recognized $25.6 million of realized losses and $32.2 million of unrealized losses under the Propane Swaps. Unrealized losses on the Propane Swaps represent the non-cash change in the fair value of the Propane Swaps and do not impact operating cash flows. Until settlement occurs, this will result in non-cash gains or losses being reported in our results of operations as the Propane Swaps do not qualify for hedge accounting treatment.

On May 9, 2012, we, our General Partner, Propylene Holdings, PL Propylene and PL Manufacturing, entered into an Omnibus Agreement. Pursuant to the Omnibus Agreement and a related Pledge Agreement (the Pledge Agreement) we allocated all of our benefits and obligations under the Propane Swaps to PL Manufacturing and the owners of 100% of the issued and outstanding equity interests in PL Manufacturing (together the PL Manufacturing Members).

Under the Omnibus Agreement and the Pledge Agreement any amounts we receive under the Propane Swaps will be distributed, through the General Partner, to PL Manufacturing and the PL Manufacturing Members, and any amounts that we are required to pay under the Propane Swaps is expected to be contributed back to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members.

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

Interest Expense, Net.     Interest expense on borrowings of $6.2 million was incurred for the three months ended June 30, 2012, on an average daily debt balance of $351.6 million. For the three months ended June 30,2011, we incurred $3.6 million in interest expense on borrowings on an average debt balance of $180.7 million.  Total interest expense for the three months ended June 30, 2012 and 2011, includes $0.6 million and $0.8 million of amortized deferred financing costs for each respective period and loan commitment expense of $0.2 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively. Also included in total interest expense for the second quarter of 2012 is loan discount amortization of $0.4 million.

Income Tax Benefit (Expense).     For the second quarter of 2012 we recognized a net income tax benefit of $0.6 million compared to income tax expense of $0.7 million in the second quarter of 2011. The income tax benefit primarily relates to the temporary difference from the treatment of unrealized losses on derivatives for book purposes compared to the tax treatment.  Our income tax benefit or expense solely relates to income taxes incurred on gross margin with the State of Texas.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

	Six Months Ended June 30,
	2012	2011	Increase/Decrease
	(Unaudited)			%
	(Amounts in thousands)
Sales	$428,470	$302,247	$126,223	42
Cost of sales	290,053	219,199	70,854	32
Gross profit	138,417	83,048	55,369	67
General and administrative expense	59,747	46,911	12,836	27
Management fee	667	1,000	(333)	(33)
Loss on derivatives	142,570	—	142,570	N/A
Operating income (loss)	(64,567)	35,137	(99,704)	(284)
Interest expense, net	(11,594)	(9,334)	(2,260)	(24)
Loss on extinguishment of debt	(7,018)	—	(7,018)	N/A
Other income	4	35	(31)	(89)
Net income (loss) before income tax expenses	(83,175)	25,838	(109,013)	(422)
Income tax expense	(48)	(1,048)	1,000	95
Net income (loss)	$(83,223)	$24,790	$(108,013)	(436)

Sales.    For the six months ended June 30, 2012 we produced 658 million pounds of propylene compared to 365 million pounds of propylene produced during the 2011 year-to-date period, which represents an increase in production of 80%. During the first half of 2011, we had not yet achieved production rates at or near current capacity. Accordingly, production was limited in that period, and as a result sales were lower in the first half of 2011.

Cost of Sales.

	Six Months Ended June 30,
	2012	2011	Increase/Decrease
	(Unaudited)
	(Amounts in thousands)			%
Propane	$216,486	$153,078	$63,408	41
Fuel and utilities	15,251	16,952	(1,701)	(10)
Depreciation, amortization and accretion	16,839	16,201	638	4
Insurance and property taxes	7,605	5,070	2,535	50
Direct operating expenses and other	19,654	22,902	(3,248)	(14)
Total production costs	275,835	214,203	61,632	29
Change in inventory	14,218	4,996	9,222	185
Cost of sales	$290,053	$219,199	$70,854	32

Cost of sales was $290.1 million, or approximately 68% of sales, for the six months ended June 30, 2012, compared to $219.2 million for the six months ended June 30, 2011. The primary component of cost of sales is the propane feedstock, which represented 78% and 71% of total production costs for the six months ended June 30, 2012 and 2011, respectively. The increase in propane expense in 2012 over the first six months of 2011 is due to the higher production volumes in 2012 offset by lower propane prices. The decrease in direct operating and other expenses is primarily due to the completion of our startup phase in the first half of 2011. Accordingly, we had higher repairs and maintenance expense in the first half of 2011.

The change in inventory represents the change in the production value of the product inventory between the beginning and end of the period based on the weighted average cost of production. This amount fluctuates with our average cost of production and the amount of product inventory we carry.

General and Administrative Expense.    General and administrative expense was $59.7 million for the six months ended June 30, 2012, compared to $46.9 million for the six months ended June 30, 2011, an increase of $12.8 million. The increase is attributable to an increase of $12.8 million in equity-based compensation expense to $54.9 million for the first half of 2012 from $42.1 million in the first half of 2011.

Management Fee.    We incurred management fees of $.7 million for the six months ended June 30, 2012, compared to $1.0 million for the six months ended June 30, 2011. The management fees relate to an advisory services agreement pursuant to which we were to pay Lindsay Goldberg a total of $2.0 million per year, beginning in January 2011. The agreement and related management fees were terminated at the closing of the Offering.

Loss on Derivatives.  Commencing October 2011, we entered into the Propane Swaps with settlement dates in 2012 and 2013 to manage our exposure to commodity price risk with respect to propane, our sole feedstock.  Through June 30, 2012, we had recognized $42.0 million of realized losses and $100.6 million of unrealized losses under the Propane Swaps.

Interest Expense, Net.    Interest expense on borrowings of $9.3 million was incurred for the six months ended June 30, 2012, on an average daily debt balance of $253.6 million. Interest expense on borrowings of $7.3 million was incurred on an average daily balance of $184.9 million for the six months ended June 30, 2011, an increase of $2.0 million. Interest expense for the six months ended June 30, 2012 and 2011 also includes $1.4 million and $1.6 million, respectively, of deferred financing cost amortization.

Loan commitment expense for the six months ended June 30, 2012, was $0.7 million, an increase of $0.3 million from the first half of 2011. Also included in interest expense for the six months ended June 30, 2012, is loan discount amortization of $0.4 million.

Loss on Early Extinguishment of Debt.  We recognized a loss on early extinguishment of debt of $7.0 million related to the termination and pay-off of our prior credit facility. See discussion under “Liquidity and Capital Resources.”

Income Tax Expense.    Income tax expense was de minimus for the six months ended June 30, 2012, compared to $1.0 million for the six months ended June 30, 2011, resulting from income taxes incurred on gross margin with the State of Texas. The lack of significant income tax expense for the first half of 2012 is due to a deferred tax benefit recorded for the temporary difference from the treatment of unrealized losses on derivatives for book purposes compared to the tax treatment. This benefit is reduced by current tax expense.

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

Initial Public Offering

On May 4, 2012, our common units began trading on the New York Stock Exchange under the symbol “PDH.” On May 9, 2012, we completed our Offering of 35,000,000 common units representing limited partner interests. Pursuant to a Registration Statement on Form S-1, as amended through the date of its effectiveness, we sold 1,500,000 common units, and Propylene Holdings sold 33,500,000 common units at a price to the public of $17 per common unit ($15.98 per common unit, net of underwriting discounts). We received net proceeds of approximately $24.0 million from the sale of the common units, after deducting underwriting discounts. Offering costs totaled $5.5 million.  We did not receive any proceeds from the sale of common units by Propylene Holdings.

We intend to use the net proceeds of the Offering for working capital and general partnership purposes, for funding certain future capital expenditures at our Facility, including a portion of those associated with our planned major maintenance project in 2013 to replace the reactor catalyst, and for funding a portion of the distributions to our common unitholders for the lost margin resulting therefrom.

Prior Credit Facility

We entered into a five-year credit facility agreement in June 2009 that included a $150.0 million construction loan commitment and a $55.0 million revolving credit facility (the prior credit facilities). On March 27, 2012, we refinanced and canceled the prior credit facilities with borrowings under a new term loan facility.

New Credit Facilities

On March 27, 2012, PL Propylene entered into a new term loan facility of $350.0 million and a new revolving credit facility of $120.0 million with Morgan Stanley Senior Funding, Inc. (the Agent), and the lenders party thereto (together, the new credit facilities).

We drew $350.0 million under the new term loan facility and used (1) $60.8 million to refinance and cancel our prior credit facility, (2) $250.0 million to reimburse our Sponsors for construction capital expenditures and (3) approximately $16.5 million to pay associated financing costs and debt discounts. We will use the remaining amount (approximately $22.7 million) for general working capital purposes. Borrowings under our new revolving credit facility may be used to fund our working capital needs and for other general partnership purposes as necessary. We also have the right to add, subject to certain restrictions and conditions, incremental term loan and revolving credit facilities in an amount not to exceed $50.0 million.

During the period from the date of the refinancing to June 30, 2012, we borrowed and repaid $19.4 million under the new revolving credit facility and repaid principal of $0.9 million on the new term loan facility. We also posted approximately $40.0 million as cash collateral with the Propane Swaps counterparty. At June 30, 2012, we had $120.0 million available under the new revolving credit facility.

Interest Rate and Fees.  Borrowings under the new term loan facility and new revolving credit facility bear interest at a rate per annum based on an underlying base rate plus an applicable margin.  The applicable margin for the new term loan facility and the new revolving credit facility ranges from 4.75% for loans bearing interest at the Alternate Base Rate to 5.75% for loans bearing interest at LIBOR. At June 30, 2012, the interest rate on the new term loan was based on LIBOR, subject to the LIBOR floor of 1.25%, resulting in a rate of 7%. In addition, PL Propylene must pay an underwriter fee and an upfront fee as well as an annual management fee for our new term loan facility and our new revolving credit facility. We are required to pay a participation fee and a fronting fee to lenders participating in any letter of credit.

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

Restrictive Covenants and Other Matters.  Our new credit facilities include negative covenants that, subject to certain exceptions, limit our ability and the ability of our sole subsidiary, PL Propylene, to, among other things:

•                  incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations;

•                  incur liens;

•                  make negative pledges;

•                  pay dividends or make other distributions;

•                  make certain loans and investments;

•                  consolidate, merge or sell all or substantially all of our assets; and

•                  enter into transactions with affiliates.

The new credit facilities contain certain customary representations and warranties, affirmative covenants and events of default.

Each of the following, could constitute an event of default under the agreement governing our new credit facilities:

•                  failure to pay principal, interest or any other amount when due;

•                  breach of the representations or warranties in the credit agreement;

•                  failure to comply with the covenants in the credit agreement;

•                  cross-default to other indebtedness;

•                  bankruptcy or insolvency;

•                  certain events under ERISA;

•                  failure to take reasonable steps that are necessary to preserve, renew and keep in full force and effect all material rights, licenses, permits, privileges, franchises, patents, copyrights, trademarks and trade names material to the conduct of our business; and

•                  a change of control.

If an event of default occurs, the Agent would be entitled to take various actions, including the acceleration of amounts due under the new credit facilities, termination of the commitments under the new revolving credit facility and all remedial actions available to a secured creditor.

Capital Spending

During the six months ended June 30, 2012, we incurred capital expenditures of $9.8 million, which includes approximately $3.4 million of progress payments towards the purchase of the reactor catalyst in preparation for the 2013 planned major maintenance project, and $6.4 million for other capital projects.

During the six months ended June 30, 2011, we incurred capital expenditures of $11.7 million primarily for plant modifications that are expected to improve the operating efficiency of our Facility.

Major planned turnaround costs will be deferred and amortized from the period incurred until the next turnaround. Certain capital expenditures are for discretionary projects. Our new term loan facility may limit the amount we can spend on capital expenditures.

Our future capital spending will be determined by the board of directors of our General Partner. We currently plan to incur capital expenditures of $42.5 million in 2012 and $41.1 million during 2013. The $41.1 million includes the capital required for our planned triennial plant turnaround in the second half of 2013, at which time the most significant activity will be to replace the reactor catalyst as well as other maintenance projects. We expect the turnaround projects will typically cost approximately $25 million to $30 million per project. In addition to the triennial turnaround projects, a more significant turnaround project will be undertaken approximately every nine years, which will include change-out of the reactor catalyst and overhauls of selected pieces of equipment.

Our estimated capital expenditures and planned turnaround project costs are subject to change due to unforeseen circumstances and unanticipated increases in the cost, scope and completion time. For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our Facility.

Capital expenditures and planned turnaround projects will be funded using cash flow from operations and cash set aside for known projects. Other capital expenditures (including acquisitions and plant expansion capital expenditures), should we identify opportunities for such expenditures, may be funded using cash flow from operations or, if significant, will be funded by issuances of debt or equity. In addition to the capital costs associated with planned major maintenance or expansion projects at our Facility, our production will be reduced during any period in which our Facility is not operating. Our board of directors may elect to reserve amounts in the period(s) preceding such project(s) to fund the estimated capital costs, operating expenses and distributions for the lost margin associated with the loss of production in the period in which the project(s) are expected to occur. The actual costs and lost margin associated with such project(s) may, however, differ from the estimated amounts reserved.

Cash Flows

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012, was $84.6 million. This positive cash flow from operating activities primarily resulted from income of $17.4 million prior to unrealized losses on the Propane Swaps totaling $100.6 million. Reported net loss also reflects certain non-cash charges for equity-based compensation, depreciation, amortization and accretion, amortization of deferred financing costs, loss on early extinguishment of debt and deferred income taxes totaling $80.4 million. Cash flows from operations was reduced $40.0 million with our posting of cash collateral for the Propane Swaps, which is reported as a current asset, and $8.1 million from a net increase in working capital, excluding the cash collateral. Offsetting the increase in working capital was a reduction in restricted cash of $34.9 million as restrictions on our cash balances were lifted in connection with the refinancing of our prior credit facility.

Net cash provided by operating activities for the six months ended June 30, 2011, was $61.3 million. This positive cash flow from operating activities resulted from net income of $24.8 million, which was reduced by non-cash charges totaling $60.0 million, which include equity-based compensation expense, depreciation, amortization and accretion expense as well as amortization of deferred financing costs. Cash flow from operating activities was reduced by an increase in restricted cash of $18.9 million combined with an increase in working capital of $4.6 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 and 2011, was $9.8 million and $11.7 million, respectively, related to capital expenditures for our Facility.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012, was $31.6 million. Our negative cash flows from financing activities were primarily due to the full repayment of $145.1 million on our former debt facility and distributions to our Sponsor totaling $250.0 million. We also received $343.0 million in proceeds from the new term debt, during the six months ended June 30, 2012. Concurrent with the refinancing, we were able to release a debt service reserve of $10.9 million that had been set aside under the terms of the former credit facility. During the period from the date of the refinancing to June 30, 2012, we borrowed and repaid $19.4 million under the new revolving credit facility and repaid principal of $0.9 million on the new term loan facility. We also received proceeds of approximately $24.0 million from the initial public offering.  Additionally, we incurred deferred financing costs of $13.5 million related to the refinancing of our debt and the initial public offering.

Net cash used in financing activities for the six months ended June 30, 2011, was $49.6 million. Our negative cash flows from financing activities were primarily due to the net repayment of $39.5 million on our prior revolving credit facility and term loan during the period as well as the receipt of $2.3 million from our Sponsor for fixed construction capital on our Facility. Also contributing to the negative financing cash flows in 2011 was the establishment of a debt service reserve of $10.9 million and $1.6 million in deferred financing costs.

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

Commodity Price Risk

Our business activities expose us to risks associated with unfavorable changes in the market price of propylene and propane. Commencing October 2011, we began entering into the Propane Swaps with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock. Under the terms of the Propane Swaps, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the contractual percentage). Beginning in January 2012, and at the conclusion of each subsequent month, a calculation is performed to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the actual percentage). If the actual percentage exceeds the contractual percentage under the Propane Swaps, we are owed a sum by the Propane Swaps counterparty. If the contractual percentage exceeds the actual percentage under the Propane Swaps, we owe a sum to the Propane Swaps counterparty.

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

Interest Rate Risk

As required by our new term loan facility, we entered into an interest rate protection agreement in July 2012. Additionally, our management will continue to monitor whether financial derivatives become available which could effectively hedge identified risks. In the future, management may elect to use derivative financial instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with our operating activities.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Partnership and its consolidated subsidiaries is made known to the officers of our General Partner who certify our financial reports and the Board of Directors.

Our Principal Executive Officers, David Lumpkins and Nathan Ticatch, and our Principal Financial Officer, Sharon Spurlin, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the quarterly period ended June 30, 2012 (the Evaluation Date). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to our management, including the Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

We did not have any defaults on our term loan facility during the period covered by this report.

Item 4.  MINE SAFETY DISCLOSURES

This item is not applicable to us.

Item 5.  OTHER INFORMATION

None

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

31.1*	Certification of Principal Executive Officers of PetroLogistics GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer of PetroLogistics GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Principal Executive Officers of PetroLogistics GP LLC pursuant to 18 U.S.C. §1350.

32.2+	Certification of Principal Financial Officer of PetroLogistics GP LLC pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition.

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

PETROLOGISTICS LP
(Registrant)
By PetroLogistics GP LLC, its general Partner

August 7, 2012		By:	/s/ David Lumpkins
David Lumpkins
Executive Chairman of PetroLogistics LP and Director of PetroLogistics GP LLC
(on behalf of the Registrant)

	By:		/s/ Nathan Ticatch
Nathan Ticatch
President and Chief Executive Officer of PetroLogistics LP and Director of PetroLogistics GP LLC

	By:		/s/ Sharon Spurlin
Sharon Spurlin
Senior Vice President and Chief Financial Officer Officer
(Principal Financial Officer)