Form 10-Q/A
period 2012-06-30
PetroLogistics LP
filed 2012-08-31
CIK 1523733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 7, 2012, is to furnish Exhibits 101 to the Form 10-Q as required by Rule 405(a)(2) of Regulation S-T.  Exhibits 101 consist of the interactive data files that were not included with the initial Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which detailed footnote tagging is required.

No changes have been made to the Quarterly Report other than the furnishing of the aforementioned Exhibits 101. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q nor does it modify or update in any way the disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibits 101 are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

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

*                                         Previously filed.

+                                         Previously furnished with the Quarterly Report on Form 10-Q filed on August 7, 2012, for the period ended June 30, 2012.

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

PETROLOGISTICS LP
(Registrant)
By PetroLogistics GP LLC, its general Partner

August 31, 2012		By:	/s/ David Lumpkins
David Lumpkins
Executive Chairman of PetroLogistics LP and Director of PetroLogistics GP LLC
(on behalf of the Registrant)

	By:		/s/ Nathan Ticatch
Nathan Ticatch
President and Chief Executive Officer of PetroLogistics LP and Director of PetroLogistics GP LLC

	By:		/s/ Sharon Spurlin
Sharon Spurlin
Senior Vice President and Chief Financial Officer Officer
(Principal Financial Officer)