Form 10-Q
period 2012-09-30
PetroLogistics LP
filed 2012-11-06
CIK 1523733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 6, 2012, there were 139,573,410 common units representing limited partner interests in PetroLogistics LP outstanding.

PETROLOGISTICS LP

INDEX TO FORM 10-Q

September 30, 2012

i

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

PETROLOGISTICS LP

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Unit Amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,670	$1
Restricted cash	—	45,808
Accounts receivable	55,789	42,374
Accounts receivable, related party	31,122	—
Inventory	15,442	20,283
Prepaid expenses and other current assets	41,530	5,172
Derivative assets, current	1,289	—
Total current assets	163,842	113,638
Property, plant, and equipment, net	594,605	603,127
Intangible asset, net	13,286	10,757
Derivative assets	1,112	6,178
Deferred financing costs and other assets	19,794	7,798
Total assets	$792,639	$741,498
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$27,059	$28,167
Accounts payable, related parties	301	2,526
Accrued liabilities	21,761	6,370
Deferred revenue	5,175	4,680
Derivative liabilities	80,783	7,845
Bank debt, current	3,500	145,115
Total current liabilities	138,579	194,703
Long-term debt	338,425	—
Asset retirement obligation	1,251	1,180
Derivative liabilities, noncurrent	13,955	—
Deferred income taxes	—	832
Total liabilities	492,210	196,715
Commitments and contingencies
Net Predecessor equity	—	544,783
Partners’ capital (139,000,000 common units issued and outstanding at September 30, 2012)	300,429	—
Total liabilities and partners’ capital	$792,639	$741,498

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, Except Per Unit Data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Sales	$156,054	$167,771	$584,524	$470,018
Cost of sales	117,996	131,332	408,049	350,531
Gross profit	38,058	36,439	176,475	119,487
General and administrative expense	8,732	7,089	68,479	54,000
Management fee	—	500	667	1,500
Loss on derivatives, net	21,114	—	163,684	—
Operating income (loss)	8,212	28,850	(56,355)	63,987
Interest expense, net	(7,344)	(4,362)	(18,938)	(13,696)
Loss on early extinguishment of debt	—	—	(7,018)	—
Other income	—	28	4	63
Net income (loss) before income tax expense	868	24,516	(82,307)	50,354
Income tax expense	(221)	(432)	(269)	(1,480)
Net income (loss)	$647	$24,084	$(82,576)	$48,874
Comprehensive income (loss)	$647	$24,084	$(82,576)	$48,874
Net income subsequent to initial public offering	$647		$28,316
Net income per common unit - basic and diluted (1)	$0.00		$0.20
Weighted average number of common units outstanding - basic and diluted	139,000,000		139,000,000

(1)   Represents net income per common unit since the closing of the Partnership’s initial public offering on May 9, 2012. See Note 3 to the consolidated financial statements.

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

(In Thousands)

(Unaudited)

		Partners’ Capital
			Limited Partners	Total
	Net Predecessor Equity	General Partner	Common Unitholders	Partners’ Capital
Balance, December 31, 2011	$544,783	$—	$—	$544,783
Distribution to Sponsors	(250,000)	—	—	(250,000)
Equity-based compensation	11,480	—	—	11,480
Net loss attributable to period January 1, 2012 through May 8, 2012	(110,892)	—	—	(110,892)
Allocation of net Sponsors’ investment to unitholders	(195,371)	—	195,371	—
Initial public offering proceeds, net of underwriter discount	—	—	23,970	23,970
Offering costs	—	—	(5,540)	(5,540)
Equity-based compensation	—	—	44,954	44,954
Contribution resulting from cancellation of Sponsor administrative agreement	—	—	2,667	2,667
Cash distributions	—	—	(36,293)	(36,293)
PL Manufacturing LLC and PL Manufacturing Members contributions for realized losses on derivatives	—	—	46,984	46,984
Net income attributable to period May 9, 2012 through September 30, 2012	—	—	28,316	28,316
Balance, September 30, 2012	$—	$—	$300,429	$300,429

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
Operating activities
Net income (loss)	$(82,576)	$48,874
Adjustments to reconcile net income (loss) to net cash provided by operations:
Equity-based compensation expense	56,434	47,246
Amortization of deferred financing costs and discount	2,620	2,340
Loss on early extinguishment of debt	7,018	—
Depreciation and amortization expense	25,137	25,973
Accretion expense	71	66
Unrealized loss on derivatives	90,670	—
Deferred income tax expense (benefit)	(832)	172
Changes in working capital:
Accounts receivable	(13,415)	(47,399)
Accounts receivable, related parties	(96)	—
Inventory	4,841	(19,910)
Prepaid expenses and other current assets	(40,060)	(2,123)
Accounts payable	(1,108)	13,048
Accounts payable, related parties	442	562
Accrued liabilities	12,490	3,315
Deferred revenue	495	9,021
Restricted cash	34,922	(11,284)
Net cash provided by operations	97,053	69,901
Investing activities
Capital expenditures	(16,243)	(16,272)
Purchase of emissions credits	(9,315)	—
Net cash used in investing activities	(25,558)	(16,272)
Financing activities
Deferred financing costs	(13,482)	(3,167)
Proceeds from borrowings	364,650	143,000
Repayments on borrowings	(168,515)	(184,917)
Sponsors contribution	—	2,340
Net proceeds from initial public offering	23,970	—
Distribution to Sponsors	(250,000)	—
Cash distributions, net of contributions	(20,335)	—
Change in restricted cash	10,886	(10,885)
Total cash used in financing activities	(52,826)	(53,629)
Net change in cash	18,669	—
Cash and cash equivalents at beginning of period	1	—
Cash and cash equivalents at end of period	$18,670	$—
Noncash investing and financing activities:
Capital contributions receivable from PL Manufacturing and PL Manufacturing Members for realized losses on derivatives	$31,026	$—
Contribution resulting from cancellation of Sponsor administrative agreement	$2,667	$—
Accrued technology license fees	$2,900	$—

See accompanying notes.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

As used in this report, the terms “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms, refer to PetroLogistics LP. The information presented in this Quarterly Report on Form 10-Q contains the unaudited combined financial results of PL Propylene LLC (PL Propylene), our predecessor for accounting purposes (the Predecessor), for all periods presented through March 30, 2012. The consolidated financial results for the three and nine months ended September 30, 2012, also include the results of operations of the Partnership for the period beginning March 30, 2012, the date of the contribution of the Predecessor’s net assets to the Partnership. The consolidated balance sheet as of September 30, 2012, presents solely the consolidated financial position of the Partnership. References in this report to our “Sponsors” refer to Lindsay Goldberg LLC (Lindsay Goldberg) and York Capital Management which, after completion of our initial public offering (the Offering), collectively and indirectly own 84% of PetroLogistics GP (our General Partner) and directly and indirectly own 63% of our common units. See Note 3 to these consolidated financial statements for information regarding the Offering.

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

Nature of Operations

We own and operate the only U.S. propane dehydrogenation facility producing propylene from propane.  We developed and built new assets and converted certain existing assets into an “on-purpose” propylene production facility (the Facility) in Houston, Texas, following the purchase of a former olefins manufacturing facility from ExxonMobil Oil Corporation in March 2008. Production at the Facility began on October 21, 2010. Propylene is used as one of the basic building blocks for petrochemicals in a variety of end uses, including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products. The propane dehydrogenation process also produces certain by-products, which we include as sales.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The interim consolidated financial statements and notes thereto have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission (SEC) and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to fairly present the information. The accompanying interim consolidated financial statements do not include all the notes that would be included in our annual financial statements and, therefore, should be read in conjunction with the financial statements and notes thereto included in our prospectus dated May 3, 2012, as filed with the SEC on May 7, 2012.

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

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Derivative Instruments

Commencing October 2011, we entered into commodity derivative contracts (the Propane Swaps) with settlement dates in 2012 and 2013 to manage our exposure to commodity price risk with respect to propane, our sole feedstock. Our principal use of the Propane Swaps is to mitigate the risk associated with unfavorable market movements in the price of energy commodities. Our Propane Swaps act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing us to transfer some of the price risk to counterparties who are able and willing to bear it.

In addition to the Propane Swaps, we entered into an interest rate protection agreement in July 2012 whereby we capped the three month LIBOR rate at 2.0% for up to $115.5 million on our new term loan. The agreement terminates March 27, 2014.

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

While the Partnership does not receive any of the benefits of the Propane Swaps, it remains a party to the Propane Swaps, and will be obligated to make payments to the Propane Swap counterparties as they come due and to post any collateral as required, under the terms of the Propane Swap agreement. As a result, the Partnership will continue to record the fair value of the Propane Swaps on its balance sheet with the related charge being reflected in its statement of comprehensive income (loss) in accordance with SEC Staff Accounting Bulletin No. 79. To the extent that the Partnership makes payments under the Propane Swaps, PL Manufacturing and the PL Manufacturing Members will be responsible for making quarterly capital contributions in an amount equal to the sum of all payments made by the Partnership under such Propane Swaps during the applicable fiscal quarter or owed by the Partnership at the end of the quarter. During the quarter ended September 30, 2012, PL Manufacturing and the PL Manufacturing Members contributed approximately $16 million to the Partnership as reimbursement for realized losses on the Propane Swaps pro-rated from May 9, 2012, the closing date of the Offering, through June 30, 2012. The contribution was made in the form of a reduction in the cash distribution paid to PL Manufacturing and the PL Manufacturing Members. For realized losses on the Propane Swaps in the quarter ended September 30, 2012, PL Manufacturing and the PL Manufacturing Members will contribute approximately $31.0 million to the Partnership in November 2012 which is reflected as a related party account receivable at September 30, 2012, in our consolidated balance sheet. The contribution will be partially funded through a reduction in the cash distribution to PL Manufacturing and the PL Manufacturing Members in November 2012 with the remaining portion funded with a cash payment of approximately $9.2 million from PL Manufacturing and the PL Manufacturing Members. In April 2012, we deposited $40.0 million in cash with the Propane Swaps counterparty. The cash is held by the counterparty and is reported as prepaid and other current assets in our consolidated balance sheet.

The Partnership expects that PL Manufacturing and the PL Manufacturing Members will continue to fund their future payment obligations primarily through quarterly distributions that they receive on common units that they own and through the form of additional cash payments should the quarterly distribution not be adequate to cover the amount due on the realized losses from the Propane Swaps. Under the Pledge Agreement, the PL Manufacturing Members pledged to PL Manufacturing (as collateral agent) a number of common units such that, at all times, the market value of all pledged units and all common units owned by PL Manufacturing that are subject to the Omnibus Agreement is equal to or greater than 10 times the mark-to-market value of the Propane Swaps, but in no event shall the number of pledged units be greater than the amount of units distributed to PL Manufacturing and the PL Manufacturing Members in connection with the Offering. The expected aggregate quarterly distributions payable on all pledged common units, together with a cash reserve held by PL Manufacturing, are expected to be sufficient to cover future payments under the Propane Swaps.

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

The following table presents the financial instruments that require fair value disclosure as of September 30, 2012.

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial assets
Propane swaps	$—	$2,401	$—	$2,401
Financial liabilities
Variable rate debt	$—	$345,843	$—	$341,925
Propane swaps	—	94,738	—	94,738

The following table presents the financial instruments that require fair value disclosure as of December 31, 2011.

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial assets
Propane swaps	$—	$6,178	$—	$6,178
Financial liabilities
Variable rate debt	—	145,115	—	145,115
Propane swaps	—	7,845	—	7,845

The variable rate debt is deemed to be a Level 2 financial instrument because it is based on observable market data. At September 30, 2012, the fair value was determined based on active trades and market corroborated data. To determine the fair value at December 31, 2011, we reviewed the current market interest rates and terms of similar debt, and concluded that the carrying value of the variable rate debt approximates the fair value.

The valuation assumptions utilized to measure the fair value of our Propane Swaps were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs. To determine the fair value of the Propane Swaps, we utilized quoted prices for similar assets, liabilities and market-corroborated inputs.  See Note 5 for discussion regarding our Propane Swaps.

There are no financial instruments that are split across the levels, and there have been no financial instruments that transferred between the levels during the nine months ended September 30, 2012.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Segment Reporting

We operate in one segment for the production and sale of propylene and related by-products. All of our operations are located in Houston, Texas.

Net Income (Loss) Per Common Unit

Net income (loss) per common unit for a given period is based on the distributions that are made to the unitholders plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. The two-class method dictates that net income (loss) for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income (loss) be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income (loss) as if all of the net income (loss) for the period had been distributed in accordance with the partnership agreement. Restricted units granted under the PetroLogistics Long-Term Incentive Plan (the Long-Term Incentive Plan) are eligible for Unit Distribution Rights (UDRs). To the extent that non-forfeitable UDRs are awarded, the underlying nonvested restricted units are considered participating securities for purposes of determining net income (loss) per unit.  Undistributed income is allocated to participating securities based on the proportional relationship of the weighted average number of common units and restricted units outstanding. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units based on provisions of the partnership agreement. Undistributed losses are not allocated to nonvested restricted units as they do not participate in net losses.  Distributions are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

The General Partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income (loss).  Prior to the Offering, we were wholly-owned by Propylene Holdings.  Accordingly, net income (loss) per common unit is not presented for periods prior to the Offering.

The following table provides a reconciliation of net income (loss) and the allocation of net income to the common units and the restricted units for purposes of computing net income (loss) per unit for the three months ended September 30, 2012, (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Long-Term Incentive Plan Restricted Units

Net income	$647
Less: Distributions to unitholders	36,293	$36,140	$153
Assumed allocation of undistributed net loss	$(35,646)	$(35,646)	$—

Weighted average units outstanding		139,000,000	577,000
Net income (loss) per unit:
Distributed earnings		$0.26	$0.26
Undistributed net loss allocation		(0.26)
Net income per common unit - basic and diluted		$—	$0.26

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units and the restricted units for purposes of computing net income (loss) per unit for the period from May 9, 2012, the closing date of the Offering, through September 30, 2012, (in thousands, except per unit data):

		Limited Partner Units
	Total	Common Units	Long-Term Incentive Plan Restricted Units

Net income	$28,316
Less: Distributions to unitholders	36,293	$36,140	$153
Assumed allocation of undistributed net loss	$(7,977)	$(7,977)	$—

Weighted average units outstanding		139,000,000	577,000
Net income (loss) per unit:
Distributed earnings		$0.26	$0.26
Undistributed net loss allocation		(0.06)
Net income per common unit - basic and diluted		$0.20	$0.26

Recently Issued Accounting Standards

In May 2011, the FASB issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (IFRS). The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. We adopted the new fair value measurement guidance on January 1, 2012, and the adoption did not have a material impact on our financial position or results of operations.

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

4. Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Product inventory
Raw materials	$1,511	$2,670
Work in progress	1,165	1,762
Finished product	6,028	10,059
Total product inventory	8,704	14,491
Maintenance spares	6,738	5,792
Total inventory	$15,442	$20,283

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

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Derivative Instruments

Our business activities expose us to risks associated with unfavorable changes in the market price of propylene and propane. Commencing October 2011, we entered into derivative transactions with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock. Under the terms of the arrangement, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the contractual percentage). Beginning in January 2012, and at the conclusion of each month thereafter, a calculation is performed to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the actual percentage). If the actual percentage exceeds the contractual percentage under the Propane Swaps, we are owed a sum by the Propane Swaps counterparty. If the contractual percentage exceeds the actual percentage under the Propane Swaps, we owe a sum to the Propane Swaps counterparty. In March 2012, to offset the negative impact of the liability position of our Propane Swaps, we entered into reverse positions for a portion of our Propane Swaps maturing in the second half of 2013. These reverse positions resulted in an asset and are reflected as derivative assets in our consolidated balance sheet at September 30, 2012.

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

As of September 30, 2012, we had entered into the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases:

	Volume(1)
	Settlement date
Derivatives not designated as hedging contracts	2012	2013(2)

Propane Swaps, net	1.38 MMBbls	3.83 MMBbls

(1)                                  Volume reflects the absolute value of derivative notional volumes.

(2)                                  The maximum term for derivatives included in the 2013 column is December 2013.

The 2012 and 2013 volumes of 1.38 and 3.83 million barrels (MMBbls) reflect hedged volumes of 15,000 and 11,000 barrels of propane per day, respectively, for each of the years presented with 2013 volumes reduced by a reverse position of 1,000 barrels of propane per day or 0.18 MMBbls for the second half of 2013.

Fair Value of Derivative Contracts

The fair values of our current and non-current derivative contracts are each reported separately on our balance sheets. The following table summarizes the fair values of our derivative contracts included on our balance sheets (in thousands):

	September 30, 2012		December 31, 2011
Derivatives not designated as hedging instruments	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Propane Swaps	$2,401	$94,738	$6,178	$7,845
Total derivatives	$2,401	$94,738	$6,178	$7,845

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Derivative Instruments (Continued)

Effect of Derivative Contracts on the Statement of Comprehensive Income (Loss)

The following table summarizes the impact of our derivative contracts on our accompanying statements of comprehensive income (loss) (in thousands):

	Three months ended September 30, 2012	Nine months ended September 30, 2012

Derivatives Not Designated as Hedging Contracts	Net Loss Recognized in Statement of Comprehensive Income (Loss)	Net Loss Recognized in Statement of Comprehensive Income (Loss)
Realized loss on Propane Swaps	$31,026	$73,014
Unrealized loss (gain) on Propane Swaps	(9,912)	90,670
Propane Swaps	$21,114	$163,684
Total	$21,114	$163,684

There was no activity related to the Propane Swaps in the three or nine months ended September 30, 2011.

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

We maintain credit policies with regard to our counterparty that we believe minimize our overall credit risk. These policies include an evaluation of the counterparty’s financial condition (including credit ratings). Based on our policies and exposure, our management does not anticipate counterparty non-performance and, as a result, no material adverse effect on our financial position, results of operations, or cash flows.

Our derivative contracts are entered into outside of central trading organizations such as futures, options or stock exchanges. These contracts are entered into with a counterparty and, are guaranteed by a parent with an investment grade credit rating. While we enter into derivative transactions with an investment grade counterparty and actively monitor credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. Our derivative contracts do not permit master netting arrangements at this time.

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

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Debt (Continued)

New Credit Facilities

On March 27, 2012, PL Propylene, entered into a new term loan facility of $350.0 million and a new revolving credit facility of $120.0 million with Morgan Stanley Senior Funding, Inc. (the Agent), and the lenders party thereto (together, the new credit facilities). We drew $350.0 million under the new term loan facility and used (1) $60.8 million to refinance and cancel our prior credit facilities, (2) $250.0 million to reimburse our Sponsors for construction capital expenditures and (3) approximately $16.5 million to pay associated financing costs and debt discounts. PL Propylene used the remaining amount (approximately $22.7 million) for general partnership purposes. The new term loan included a discount of $7.0 million, which is reported net, less related amortization, against the total outstanding debt in our consolidated balance sheet at September 30, 2012.  The discount is being amortized over the term of the new term loan using the straight-line method, which approximates the effective interest method. We also have the right to add, subject to certain restrictions and conditions, incremental term loan and revolving credit facilities in an amount not to exceed $50.0 million.

The new credit facilities contain certain restrictive financial covenants including limitations on our ability to incur additional debt and the requirement to maintain a Total Secured Leverage Ratio, as defined, no greater than 4.0 to 1.0, but only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2012, the aggregate amounts outstanding under the new revolving credit facility exceed $100.0 million. At September 30, 2012, no amounts were outstanding, and we had $120.0 million available to us under the new revolving credit facility. The new credit facilities are secured by substantially all of PL Propylene’s assets.

Interest Rate and Fees.     Borrowings under the new credit facilities bear interest at a rate per annum based on an underlying base rate plus an applicable margin. The applicable margin for the new term loan facility and the revolving credit facility ranges from 4.75% for loans bearing interest at the Alternate Base Rate to 5.75% for loans bearing interest at LIBOR. At September 30, 2012, the interest rate on the new term loan was based on LIBOR, subject to the LIBOR floor of 1.25%, resulting in a rate of 7%.

The new revolving credit facility also includes a commitment fee calculated at a rate per annum equal to 0.50% on the average daily unused portion of the commitments under the new revolving credit facility.  In addition, we pay an annual management fee for our new term loan facility and our new revolving credit facility. We are required to pay a participation fee equal to the applicable margin for LIBOR loans, and a fronting fee to lenders participating in any letter of credit 5.75%, and 0.125%, respectively.

Amortization and Final Maturity.     The new term loan facility will be amortized in aggregate amounts of 0.25% per fiscal quarter of the original principal amount and will mature on the fifth anniversary of the closing date, March 27, 2017. The new revolving credit facility maturity date is September 27, 2016, at which time the new revolving credit facility will terminate.

In connection with the refinancing, we wrote off approximately $7.0 million of unamortized deferred financing costs associated with the prior credit facility. The write-off of these costs is reflected as a loss on early extinguishment of debt in our consolidated statement of comprehensive income (loss) for the nine month period ended September 30, 2012.

As required by our new term loan facility, we entered into an interest rate protection agreement in July 2012 whereby we capped the three month LIBOR rate at 2.0% for up to $115.5 million on our new term loan. The agreement terminates March 27, 2014.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Debt (Continued)

Interest expense, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense incurred on borrowings	$(6,248)	$(3,025)	$(15,509)	$(10,358)
Amortization of discount	(325)	—	(675)	—
Loan commitment fees	(205)	(557)	(860)	(998)
Amortization of deferred financing costs	(595)	(780)	(1,945)	(2,340)
Interest income	29	—	51	—
Interest expense, net	$(7,344)	$(4,362)	$(18,938)	$(13,696)

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan

Prior to the Offering, PL Manufacturing maintained a profits interest plan (the Profits Interest Plan) for the benefit of our employees, as well as the key management employees of certain affiliated companies (collectively, Management). Because the Profits Interest Plan was intended to compensate Management with respect to the services they performed for our benefit, the equity-based compensation expense is reflected in our financial statements.

PetroLogistics Company LLC (PetroLogistics LLC) is an entity owned by David Lumpkins and Nathan Ticatch. Through December 31, 2011, the senior executives who oversee our operations were employed by PetroLogistics LLC and provided management services to us pursuant to our services agreement with PetroLogistics LLC. The majority of the profits interests (Profits Interest Units) that PL Manufacturing issued were to persons employed by PetroLogistics LLC. For accounting purposes, we treated these awards as being made to non-employees through December 31, 2011. As of January 1, 2012, all PetroLogistics Company LLC employees transferred their employment to the General Partner. As of that date, the underlying grant date fair value of nonvested Profits Interest Units held by the former PetroLogistics LLC employees became fixed due to the change in employment status, and equity-based compensation expense attributed to these Profits Interest Units for the nine months ended September 30, 2012, was based on the underlying fair value of the Profits Interest Units as of January 1, 2012.

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

Total recognized equity-based compensation expense related to the Profits Interest Plan was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$—	$79	$402	$234
General and administrative expense	—	4,882	54,788	47,012
Total equity-based compensation expense related to the Profits Interest Plan	$—	$4,961	$55,190	$47,246

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan (Continued)

Employee Awards

The table below summarizes the activity relating to the employee Profits Interests Units during the nine months ended September 30, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Units outstanding at December 31, 2011	—	$—	5,695,000	$0.35	—	$—
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Increase in units resulting from changes in employment status at January 1, 2012	3,912,720	0.50	48,659,205	0.35	27,527,103	0.26
Units outstanding at September 30, 2012	3,912,720	$0.50	54,354,205	$0.35	27,527,103	$0.26

The table below summarizes the activity relating to the nonvested employee Profits Interests Units granted under the Plan for the nine months ended September 30, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested units outstanding at December 31, 2011	—	$—	1,910,000	$0.35	—	$—
Units granted	—	—	—	—	—	—
Increase in nonvested units resulting from changes in employment status at January 1, 2012	—	—	24,329,602	0.35	13,763,551	0.26
Units vested	—	—	(26,239,602)	0.35	(13,763,551)	0.26
Nonvested units outstanding at September 30, 2012	—	$—	—	$—	—	$—
Vested units at December 31, 2011	—	$—	3,785,000	$0.35	—	$—
Units vested	—	—	12,926,051	0.35	6,881,775	0.26
Increase in vested units resulting from changes in employment status at January 1, 2012	3,912,720	0.50	24,329,603	0.35	13,763,552	0.26
Units vested upon closing of the Offering	—	—	13,313,551	0.35	6,881,776	0.26
Vested units at September 30, 2012	3,912,720	$0.50	54,354,205	$0.35	27,527,103	$0.26

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. PL Manufacturing Profits Interest Plan (Continued)

Non-Employee Awards

The table below summarizes the activity relating to the non-employee Profits Interest Units during the nine months ended September 30, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Units outstanding at December 31, 2011	3,912,720	$0.50	49,359,205	$0.35	27,527,103	$0.26
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Decrease in units resulting from changes in employment status at January 1, 2012	(3,912,720)	0.50	(48,659,205)	0.35	(27,527,103)	0.26
Units outstanding at September 30, 2012	—	$—	700,000	$0.35	—	$—

The table below summarizes the activity relating to the nonvested non-employee Profits Interest Units under the Plan for the nine months ended September 30, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Nonvested units outstanding at December 31, 2011	—	$—	24,679,602	$0.35	13,763,551	$0.26
Decrease in nonvested units resulting from changes in employment status at January 1, 2012	—	—	(24,329,602)	0.35	(13,763,551)	0.26
Units granted	—	—	—	—	—	—
Units vested	—	—	(350,000)	0.35	—	—
Nonvested units outstanding at September 30, 2012	—	$—	—	$—	—	$—
Vested units at December 31, 2011	3,912,720	$0.50	24,679,603	$0.35	13,763,552	$0.26
Units vested	—	—	37,500	0.35	—	—
Decrease in vested units resulting from changes in employment status at January 1, 2012	(3,912,720)	0.50	(24,329,603)	0.35	(13,763,552)	0.26
Units vested upon closing of the Offering	—	—	312,500	0.35	—	—
Vested units at September 30, 2012	—	$—	700,000	$0.35	—	$—

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

During the three months ended September 30, 2012, we recognized total equity-based compensation expense of approximately $777,000 related to the restricted unit awards ($507,000 as cost of sales and $270,000 as general and administrative expense). During the nine months ended September 30, 2012, we recognized total equity-based compensation expense of approximately $1,244,000 related to the restricted unit awards ($822,000 as cost of sales and $422,000 as general and administrative expense.

The following table presents activity related to our Long-Term Incentive Plan awards granted to employees during the nine months ended September 30, 2012:

	Restricted Unit Awards	Weighted average grant date fair value
Units outstanding December 31, 2011	—	$—
Units granted	576,539	16.60
Units forfeited	(15,772)	16.60
Units outstanding September 30, 2012	560,767	$16.60

These service-based awards vest ratably over three years.  At September 30, 2012, none of the restricted unit awards were vested.  The aggregate intrinsic value of outstanding restricted unit awards at September 30, 2012, was approximately $7,273,000. Also at September 30, 2012, total compensation cost related to nonvested restricted employee unit awards that had not yet been recognized totaled approximately $8,076,000.  The weighted-average period over which this amount will be recognized is approximately 2.6 years.

The following table presents activity related to our Long-Term Incentive Plan awards granted to members of our General Partner’s Board of Directors during the nine months ended September 30, 2012:

	Restricted Unit Awards	Weighted average grant date fair value
Units outstanding December 31, 2011	—	$—
Units granted	16,182	12.36
Units forfeited	—	—
Units outstanding September 30, 2012	16,182	$12.36

These awards vest ratably over one year.  At September 30, 2012, none of the restricted unit awards were vested.  The aggregate intrinsic value of outstanding restricted director unit awards at September 30, 2012, was approximately $210,000. Also at September 30, 2012, total compensation cost related to nonvested restricted director unit awards that had not yet been recognized totaled approximately $189,000  The weighted-average period over which this amount will be recognized is approximately 0.8 years.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Related Party and Affiliate Transactions

Services Agreement with PetroLogistics GP LLC

We entered into a services agreement with our General Partner on January 1, 2012, pursuant to which our General Partner provides certain operational, managerial and general administrative services to us.  All employees of PL Propylene and PetroLogistics LLC became employees of our General Partner on January 1, 2012.  We reimburse the General Partner for all direct and indirect expenses the General Partner incurs or payments the General Partner makes on our behalf including, without limitation, salary, bonus, incentive cash compensation and employee benefits.  The amounts we pay the General Partner for these services are reported in the statements of comprehensive income (loss) in the line item to which the expense relates.

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

Other

During the nine months ended September 30, 2012 and 2011, we utilized the services of a company owned by Lindsay Goldberg in the amounts of approximately $1,115,000 and $1,972,000, respectively, in connection with Facility maintenance activities.

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

10. Concentration of Risk

Credit Risk Due to Industry and Customer Concentrations

All of our revenues are derived from companies in the petrochemical industry, and our principal market is the Texas Gulf Coast region. This concentration could affect our overall exposure to credit risk since these customers may be affected by similar economic or other conditions. Generally, we do not require collateral for our accounts receivable; however, we attempt to negotiate prepayment agreements with customers that are deemed to be credit risks in order to minimize our potential exposure to any defaults.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Concentration of Risk (Continued)

The following table presents the concentration of total sales to our largest customers:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2012	2011	2012	2011
Dow Chemical Company (Dow)	36%	60%	42%	54%
Total Petrochemicals USA, Inc. (Total)	20%	18%	20%	24%
INEOS Olefins and Polymers USA (INEOS)	22%	15%	18%	16%
LyondellBasell Industries N.V. (LyondellBasell)	14%	0%	11%	1%
Others (less than 10% individually)	8%	7%	9%	5%
Total sales	100%	100%	100%	100%

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

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Commitments and Contingencies

We are obligated under long-term market-based propylene sales agreements to supply our customers with minimum quantities of propylene annually.

The following table illustrates certain information regarding our propylene contracts (in millions of pounds):

Company	Max	Min	Ends December 31
Contracts:
Dow	690	510	2018
Total	300	222	2014
INEOS	284	244	2013
LyondellBasell	120	60	2012
BASF Corporation	60	48	2013
Total	1,454	1,084

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

12. Subsequent Events

The fair value of our Propane Swap assets decreased from approximately $2.4 million to approximately $1.8 million, and our Propane Swap liabilities decreased from approximately $94.7 million to approximately $65.1 million on October 31, 2012 ($58.0 million current liability and $7.1 million non-current liability), representing an unrealized gain on derivatives of $29.0 million. We also incurred a realized loss on derivatives of approximately $9.6 million in October 2012. Also, see Note 2 regarding the Omnibus Agreement related to our Propane Swaps.

On October 24, 2012, the General Partner approved a distribution to common unitholders of record as of November 5, 2012. The distribution of 21 cents per common unit will be paid on November 14, 2012. PL Manufacturing and the PL Manufacturing Members are required by the Omnibus Agreement to contribute approximately $31.0 million to partially fund their obligation for realized losses on the Propane Swaps through a reduction in the cash distribution payable to them with the remaining portion funded with a cash payment of approximately $9.2 million from PL Manufacturing and the PL Manufacturing Members. We expect to receive payment of the contribution in November 2012, and the entire contribution of $31.0 million is reflected as a related party receivable in our consolidated balance sheet at September 30, 2012.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us” or like terms, when used for periods prior to the closing of our initial public offering (the Offering) on May 9, 2012, refer to PL Propylene LLC, our Predecessor for accounting purposes. References in this report to “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms used for periods after the Offering, refer to PetroLogistics LP. References in this report to our “Sponsors” refer to Lindsay Goldberg LLC (Lindsay Goldberg) and York Capital Management, which, as of May 9, 2012, collectively and indirectly own 84% of PetroLogistics GP (our General Partner) and directly and indirectly own 63% of our common units. See Note 3 to our consolidated financial statements for information regarding the Offering.

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

We currently have multi-year contracts for the sale of our propylene with The Dow Chemical Company, Total Petrochemicals USA, Inc., BASF Corporation and INEOS Olefins and Polymers USA that expire between 2013 and 2018 and a one-year contract with LyondellBasell Industries N.V. that ends in December 2012. The contracts provide for minimum and maximum offtake volumes, with the minimum customer-contracted volumes representing approximately 75% of our current Facility capacity and the maximum reflecting approximately 100% of our current Facility capacity. For the three and nine months ended September 30, 2012, four of our customers accounted for 92% and 91%, respectively, of our total sales. Each of our customer contracts contains pricing terms based upon market rates. We have supplied and will continue to opportunistically supply other propylene consumers on a spot basis when permitted by both operational and market conditions.

In addition to propylene, we also produce commercial quantities of hydrogen and C4 mix/C5+ streams. These products represented approximately 3% to 4% of total sales in the three and nine months ended September 30, 2012, and do not represent a material part of our production.

Factors Affecting the Comparability of Future Results

Our historical results of operations and cash flows are not indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•                  Our PDH Facility did not generate sales until we commenced operations in October 2010. We commenced operations in October 2010 and, after an approximately year-long startup and plant optimization phase, achieved production rates at or near current capacity beginning in December 2011. Accordingly, our financial statements for the three and nine months ended September 30, 2011, reflect limited operations.

•                  Our historical results of operations reflect equity-based compensation expense that may not be indicative of future equity-based compensation expense. Our historical results of operations reflect equity-based compensation expense for both our employees and certain employees of affiliated entities, who are treated for accounting purposes as non-employees. As of January 1, 2012, all PetroLogistics Company LLC employees became employees of our General Partner and are treated as employees for accounting purposes. Equity-based awards granted to non-employees are subject to periodic fair value adjustments as the awards vest. The changes in fair value are recognized in our statement of comprehensive income (loss) during the period the related services are rendered, resulting in greater volatility of our results of operations. Because certain members of our senior management were treated as non-employees for accounting purposes prior to January 1, 2012, these fair value adjustments have significantly affected our historical results of operations. The equity-based awards outstanding at the time of the Offering became fully vested as of the completion of the Offering, and we recorded equity-based compensation expense of $43.7 million in the second quarter of 2012. No additional expense related to these awards was recorded during the third quarter of 2012 or will be recorded in the future. However, we intend to make future equity-based compensation awards pursuant to our long-term incentive plan, which will again require us to record equity-based compensation expense.

•                  We will incur additional general and administrative expenses as a publicly traded partnership. We expect we will incur additional general and administrative expenses as a publicly traded limited partnership that we have not previously incurred, including costs associated with compliance under the Exchange Act, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and directors’ compensation. In addition, we will incur incremental expenses associated with the initial implementation of our Sarbanes-Oxley Section 404 internal control reviews and testing as well as the costs associated with a change in our accounting information systems.

•                  Our historical results of operations reflect allocated administrative costs that may not be indicative of future administrative costs. Our 2011 combined financial statements included certain costs of a formerly affiliated company that were incurred on our behalf. Historically, these costs, which are reflected in general and administrative expense, have been billed to us pursuant to a services agreement entered into in 2008 (the former services agreement). Our financial statements, therefore, include certain expenses incurred which may include, but are not necessarily limited to, executive management and employee salaries and benefits, travel and entertainment expenses, rent and other general and administrative expenses. Such expenses were allocated to us based upon certain assumptions and estimates that were made in order to allocate a reasonable share of such expenses from the formerly affiliated company to us so that our financial statements would reflect substantially all the costs of conducting our business. The former services agreement terminated at the end of 2011. We entered into a services agreement with our General Partner on January 1, 2012, pursuant to which the General Partner provides certain operational, managerial and general administrative services to us.  All employees of PL Propylene and the formerly affiliated company became employees of our General Partner on January 1, 2012.  We reimburse the General Partner for all direct and indirect expenses the General Partner incurs or payments the General Partner makes on our behalf including, without limitation, salary, bonus, incentive cash compensation and employee benefits.  The amounts we pay the General Partner for these services are reported in the statements of comprehensive income (loss) in the line item to which the expense relates.  The amounts charged or allocated to us under the former and current services agreements are not necessarily indicative of the costs that we will incur going forward.

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

In addition to planned downtime for major maintenance projects, we may experience periods of unplanned downtime. We expect to be able to mitigate the financial and operational impact of unplanned downtime through a targeted program of routine maintenance and diligent monitoring of our systems. Downtime, whether planned or unplanned, will result in lost sales and margin, increased capital and maintenance expenditures and/or working capital changes.

•                  We may enter into different financing arrangements. Our current financing arrangement may not be representative of the arrangements we will enter into in the future. For descriptions of our current financing arrangements, see “—Liquidity and Capital Resources.”

Factors Affecting Results

We believe key factors that influence our business and impact our operating results are (1) the propane-to-propylene spread, (2) our Facility’s production capacity utilization and sales volume as a percentage of capacity and (3) our propane-to-propylene conversion factor.

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

The propane-to-propylene spread is calculated as (PGP Contract Benchmark Price (¢/lb ) — 1.2* (Propane Price (¢/gl)/4.2)). This calculation assumes it takes approximately 1.2 pounds of propane to make 1.0 pound of propylene and one gallon of propylene weighs approximately 4.2 pounds.

Capacity Utilization

Our Facility has a current annual production capacity of approximately 1.4 billion pounds of propylene. Actual annual production will vary based on a number of factors, including the amount of downtime for planned and unplanned maintenance on the Facility and the amount of demand from our customers. Any significant planned or unplanned downtime will affect not only production, but also capital expenditures and direct operating expenses, primarily maintenance expenses, and fuel and utilities. Unplanned downtime may also affect our sales, and demand from our customers will affect our sales volume as a percentage of capacity.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus interest expense and amortization of deferred financing costs (including loss on early extinguishment of debt), income tax expense, depreciation, amortization and accretion, equity-based compensation expense, unrealized loss on derivatives and, effective May 9, 2012, realized gains and losses on derivative contracts. Pursuant to an Omnibus Agreement among our General Partner, the Partnership, Propylene Holdings LLC (Propylene Holdings), PL Propylene, and PL Manufacturing LLC (PL Manufacturing) (the Omnibus Agreement) to the extent we make payments on our commodity derivative contracts (the Propane Swaps), PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we make under such Propane Swaps during the applicable fiscal quarter or that we owe at the end of the quarter resulting in a capital contribution to us and a zero net effect on cash and partners’ capital. Adjusted EBITDA is a non-U.S. GAAP financial measure that may be used by our management and by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated (in thousands):

			Nine Months
	Three Months Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income (loss)	$647	$24,084	$(82,576)	$48,874
Interest expense and amortization of deferred financing costs	7,373	4,362	18,989	13,696
Loss on early extinguishment of debt	—	—	7,018	—
Income tax expense	221	432	269	1,480
Depreciation, amortization and accretion	8,369	9,838	25,208	26,039
Equity-based compensation expense	777	4,961	56,434	47,246
Unrealized (gain) loss on derivatives	(9,912)	—	90,670	—
Realized loss on derivatives (1)	31,026	—	46,984	—
Adjusted EBITDA	$38,501	$43,677	$162,996	$137,335

The following table reconciles net cash provided by operations to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net cash provided by operations	$12,488	$8,556	$97,053	$69,901
Changes in current assets and current liabilities	(11,687)	31,097	1,489	54,770
Deferred income tax benefit (expense)	—	—	832	(172)
Amortization of deferred financing costs and loan discount	(920)	(780)	(2,620)	(2,340)
Interest expense	7,373	4,362	18,989	13,696
Income tax expense	221	432	269	1,480
Realized loss on derivatives (1)	31,026	—	46,984	—
Adjusted EBITDA	$38,501	$43,667	$162,996	$137,335

(1) Effective May 9, 2012, pursuant to the Omnibus Agreement, to the extent that we make payments for realized losses under the Propane Swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we make under such Propane Swaps during the applicable fiscal quarter or that we owe at the end of the quarter. The amount of realized loss on derivatives shown as an adjustment for EBITDA represents the amount received or to be received from PL Manufacturing and the PL Manufacturing Members. See discussion of the Omnibus Agreement in Note 2 to our combined financial statements included elsewhere in this report.

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

Interest Expense, Net.  Interest expense includes expense incurred on outstanding debt balances, the amortization of loan discount and deferred financing fees and loan commitment expenses under our credit facilities. Loan commitment expense is comprised of the fees assessed on the unutilized portion of our credit facility. Interest income results from earnings on available cash balances and is offset against interest expense.

Other Income.  Other income has historically been generated through the sale of certain equipment.

Income Tax Expense.  As an entity operating in the State of Texas, we are subject to the Texas Margin Tax. This tax represents a tax on gross margin, as adjusted, and is reported as income tax benefit (expense) in the accompanying statements of comprehensive loss.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Three Months Ended September 30,
	2012	2011	Increase/Decrease
	(Unaudited)
	(Amounts in thousands)			%
Sales	$156,054	$167,771	$(11,717)	(7)
Cost of sales	117,996	131,332	(13,336)	(10)
Gross profit	38,058	36,439	1,619	4
General and administrative expense	8,732	7,089	1,643	23
Management fee	—	500	(500)	(100)
Loss on derivatives	21,114	—	21,114	N/A
Operating income	8,212	28,850	(20,638)	(72)
Interest expense, net	(7,344)	(4,362)	2,982	68
Other income	—	28	(28)	(100)
Net income before income tax expense	868	24,516	(23,648)	(96)
Income tax expense	(221)	(432)	(211)	(49)
Net income	$647	$24,084	$(23,437)	(97)

Sales.  For the third quarter of 2012, we produced 312 million pounds of propylene compared to 253 million pounds of propylene produced during the third quarter of 2011, which represents an increase in production of 23%. This increase in production is due to our Facility having less downtime in the third quarter of 2012 compared to the downtime in second quarter of 2011 caused by startup issues.  For the three months ended September 30, 2012 and 2011, we recognized sales of 318 million and 222 million pounds of propylene, respectively, an increase of 43%. The Facility’s first full month of polymer grade propylene (PGP) production was September 2011 whereas the third quarter of 2012 had three full months of PGP production. The average polymer grade contract benchmark propylene price in the three months ended September 30, 2012, was 51.3 cents per pound compared to an average of 78.0 cents per pound for the three months ended September 30, 2011, a price drop of 26.7 cents per pound or 34%. The increase in propylene sales is a result of the increase in the volume of propylene sold, offset by lower contract propylene prices in the third quarter of 2012 compared to 2011.

Cost of Sales.

	Three Months Ended September 30,
	2012	2011	Increase/Decrease
	(Unaudited)
	(Amounts in thousands)			%
Propane	$83,539	$114,130	$(30,591)	(27)
Fuel and utilities	8,758	11,397	(2,639)	(23)
Depreciation, amortization and accretion	8,368	9,838	(1,470)	(15)
Insurance and property taxes	3,539	2,445	1,094	45
Direct operating expenses and other	12,020	9,386	2,634	28
Total production costs	116,224	147,196	(30,972)	(21)
Change in inventory	1,772	(15,864)	17,636	111
Cost of sales	$117,996	$131,332	$(13,336)	(10)

Cost of sales was $118.0 million for the three months ended September 30, 2012, compared to $131.3 million for the three months ended September 30, 2011. The primary component of cost of sales is the propane feedstock, which represented 72% of total production costs for the three months ended September 30, 2012, compared to 78% for the comparable 2011 period. Despite higher propane usage, propane expense decreased 27% in the third quarter of 2012 compared to 2011. This result is due to a 42% drop in propane prices for the third quarter of 2012 compared to 2011. The average propane price was 89.3 and 153.8 cents per gallon for the third quarter of 2012 and 2011, respectively.

The change in inventory represents the change in the production value of the product inventory between the beginning and end of the period based on the weighted average cost of production. This amount fluctuates with our average cost of production and the amount of product inventory we carry.

Gross Profit. For the quarter ended September 30, 2012, we had a gross profit of $38.1 million compared to $36.4 million in the comparable quarter of 2011. The increase in gross profit was a result of increased propylene volumes offset by a decrease in the propane-to-propylene spread to 25.9 cents for the third quarter of 2012 from 34.1 cents per pound for the comparable 2011 period.

General and Administrative Expense.   General and administrative expense was $8.7 million for the three months ended September 30, 2012, compared to $7.1 million for the three months ended September 30, 2011, an increase of $1.6 million. The increase is primarily attributable to project development expense of $5.7 million in the three months ended September 2012 incurred on potential future capital projects which do not yet qualify for capitalization under U.S. GAAP because of the preliminary stage of these projects. This increase was offset by a decrease of $4.6 million in non-cash equity-based compensation expense recognized in the third quarter of 2011 which was attributable to equity-based awards granted in 2010 to both our employees and certain employees of affiliated entities.

Management Fee.  In 2011, we entered into an agreement with Lindsay Goldberg, under which we were to pay an annual fee of $2 million for advisory services.  This agreement terminated under its terms with the completion of the Offering.

Loss on Derivatives.   Commencing October 2011, we entered into the Propane Swaps with settlement dates in 2012 and 2013 to manage our exposure to commodity price risk with respect to propane, our sole feedstock.  For the quarter ended September 30, 2012, we recognized $31.0 million of realized losses and $9.9 million of unrealized gain under the Propane Swaps. Unrealized gain on the Propane Swaps represents the non-cash change in the fair value of the Propane Swaps and does not impact operating cash flows. Until settlement occurs, this will result in non-cash gains or losses being reported in our results of operations as the Propane Swaps do not qualify for hedge accounting treatment.

Interest Expense, Net.   Interest expense on borrowings of $6.2 million was incurred for the three months ended September 30, 2012, on an average daily debt balance of $349.4 million. For the three months ended September 30, 2011, we incurred $3.0 million in interest expense on borrowings on an average debt balance of $150.0 million.

Income Tax Benefit (Expense).   For the third quarter of 2012 we recognized net income tax expense of $0.2 million compared to income tax expense of $0.4 million in the third quarter of 2011. Our income tax expense solely relates to income taxes incurred on gross margin with the State of Texas.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
	2012	2011	Increase/Decrease
	(Unaudited)
	(Amounts in thousands)			%
Sales	$584,524	$470,018	$114,506	24
Cost of sales	408,049	350,531	57,518	16
Gross profit	176,475	119,487	56,988	48
General and administrative expense	68,479	54,000	14,479	27
Management fee	667	1,500	(833)	(56)
Loss on derivatives	163,684	—	163,684	N/A
Operating income (loss)	(56,355)	63,987	(120,342)	(188)
Interest expense, net	(18,938)	(13,696)	5,242	38
Loss on extinguishment of debt	(7,018)	—	7,018	N/A
Other income	4	63	(59)	(94)
Net income (loss) before income tax expenses	(82,307)	50,354	(132,661)	(263)
Income tax expense	(269)	(1,480)	(1,211)	(82)
Net income (loss)	$(82,576)	$48,874	$(131,450)	(269)

Sales.    For the nine months ended September 30, 2012 we produced 967 million pounds of propylene compared to 620 million pounds of propylene produced during the 2011 year-to-date period, which represents an increase in production of 56%. During the nine months ended September 30, 2011, we had not yet achieved production rates at or near current capacity. In addition, our Facility experienced periods of significant downtime in the first nine months of 2011 related to Facility startup issues. Accordingly, production and sales were lower during that period.

Cost of Sales.

	Nine Months Ended September 30,
	2012	2011	Increase/Decrease
	(Unaudited)
	(Amounts in thousands)			%
Propane	$300,025	$267,209	$32,816	12
Fuel and utilities	24,009	28,348	(4,339)	(15)
Depreciation, amortization and accretion	25,208	26,039	(831)	(3)
Insurance and property taxes	11,144	7,515	3,629	48
Direct operating expenses and other	31,672	32,288	(616)	(2)
Total production costs	392,058	361,399	30,659	8
Change in inventory	15,991	(10,868)	26,859	247
Cost of sales	$408,049	$350,531	$57,518	16

Cost of sales was $408.0 million, or approximately 70% of sales, for the nine months ended September 30, 2012, compared to $350.5 million or, 75% of sales, for the nine months ended September 30, 2011. The primary component of cost of sales is the propane feedstock, which represented 77% and 74% of total production costs for the nine months ended September 30, 2012 and 2011, respectively. The increase in propane expense in 2012 over the nine months ended September 30, 2011, is due to the higher production volumes in 2012 offset by lower propane prices. The decrease in fuel and utilities expense is primarily due to a 42% increase in natural gas volumes used in production offset by a decrease in natural gas prices from 2011 to 2012.

The change in inventory represents the change in the production value of the product inventory between the beginning and end of the period based on the weighted average cost of production. This amount fluctuates with our average cost of production and the amount of product inventory we carry.

General and Administrative Expense.    General and administrative expense was $68.5 million for the nine months ended September 30, 2012, compared to $54.0 million for the nine months ended September 30, 2011, an increase of $14.5 million. The increase is primarily attributable to an increase of $8.2 million in equity-based compensation expense and project development expense of $5.7 million incurred on potential future capital projects which do not yet qualify for capitalization under U.S. GAAP because of the preliminary stage of these projects. Also contributing to the increase is an increase of approximately $0.8 million in salaries and benefits resulting from an increased headcount associated with being a public company.

Management Fee.    We incurred management fees of $0.7 million for the nine months ended September 30, 2012, compared to $1.5 million for the nine months ended September 30, 2011. The management fees relate to an advisory services agreement pursuant to which we were to pay Lindsay Goldberg a total of $2.0 million per year, beginning in January 2011. The agreement and related management fees were terminated at the closing of the Offering.

Loss on Derivatives.  Commencing October 2011, we entered into the Propane Swaps with settlement dates in 2012 and 2013 to manage our exposure to commodity price risk with respect to propane, our sole feedstock.  Through September 30, 2012, we had recognized $73.0 million of realized losses and $90.7 million of unrealized losses under the Propane Swaps.

Interest Expense, Net.    Interest expense on borrowings of $15.5 million was incurred for the nine months ended September 30, 2012, on an average daily debt balance of $285.5 million. Interest expense on borrowings of $10.4 million was incurred on an average daily balance of $173.1 million for the nine months ended September 30, 2011, an increase of $5.1 million.

Loan commitment expense for the nine months ended September 30, 2012, was $0.9 million compared to $1.0 million for the nine months ended September 30, 2011. Also included in interest expense for the nine months ended September 30, 2012, is loan discount amortization of $0.7 million.

Loss on Early Extinguishment of Debt.  We recognized a loss on early extinguishment of debt of $7.0 million related to the termination and pay-off of our prior credit facility. See discussion under “Liquidity and Capital Resources.”

Income Tax Expense.    Income tax expense was $0.3 million for the nine months ended September 30, 2012, compared to $1.5 million for the nine months ended September 30, 2011, resulting from income taxes incurred on gross margin with the State of Texas. Lack of significant income tax expense for the nine months ended September 30, 2012, is due to a deferred tax benefit recorded for the temporary difference from the treatment of unrealized losses on derivatives for book purposes compared to the tax treatment. This benefit is reduced by current tax expense.

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

Liquidity and Capital Resources

Prior to commencing operations in October 2010, our principal sources of liquidity historically were equity contributions from our Sponsors and borrowings under our prior credit facility. Beginning with the commencement of our operations in October 2010, our principal source of liquidity is cash flows from operations. Our principal uses of cash are expected to be operations, distributions, capital expenditures and funding our debt service obligations. We believe that our cash from operations will be adequate to satisfy commercial commitments for the next twelve months and that the borrowings under our new revolving credit facility will be adequate to fund our planned capital expenditures and working capital needs.

Our ability to make payments on our indebtedness, to make distributions, to fund planned capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to the prevailing propane-to-propylene spread, propylene demand, propane supply levels, natural gas prices and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our new credit facilities in amounts sufficient to enable us to make quarterly distributions, finance necessary capital expenditures, service our indebtedness or fund our other liquidity needs. We may seek to sell assets or issue debt securities or additional equity securities to fund our liquidity needs but may not be able to do so. We may also need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Under the Omnibus Agreement and the Pledge Agreement any amounts we receive under the Propane Swaps will be distributed, through the General Partner, to PL Manufacturing and the PL Manufacturing Members, and any amounts that we are required to pay under the Propane Swaps is expected to be contributed back to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members. During the quarter ended September 30, 2012, PL Manufacturing and the PL Manufacturing Members contributed approximately $16 million to the Partnership as reimbursement for realized losses on the Propane Swaps pro-rated from May 9, 2012, the closing date of the Offering, through June 30, 2012.  The contribution was made in the form of a reduction in the cash distribution paid to PL Manufacturing and the PL Manufacturing Members.  For realized losses on the Propane Swaps in the quarter ended September 30, 2012, PL Manufacturing and the PL Manufacturing Members will contribute approximately $31.0 million to the Partnership in November 2012 through a reduction in the cash distribution payable to them and a cash contribution of approximately $9.2 million.

While we do not receive any of the benefits of the Propane Swaps, we remain a party to the Propane Swaps, and are obligated to make payments to the Propane Swap counterparties as they come due and to post any collateral as required, under the terms of the Propane Swap agreement. To the extent that we make payments for realized losses under the Propane Swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions in an amount equal to the net amount due to the Propane Swap counterparty for the applicable fiscal quarter.

We expect that PL Manufacturing and the PL Manufacturing Members will continue to fund their payment obligations primarily through quarterly distributions that they receive on common units that they own. Under the Pledge Agreement, the PL Manufacturing Members pledged to PL Manufacturing (as collateral agent) a number of common units such that at all times, the market value of all pledged units and all common units owned by PL Manufacturing that are subject to the Omnibus Agreement is equal to or greater than ten times the mark-to-market value of the Propane Swaps, but in no event shall the number of pledged units be greater than the amount of units distributed to PL Manufacturing and the PL Manufacturing Members in connection with the Offering. The expected aggregate quarterly distributions payable on all pledged common units are expected to be sufficient to cover future payments under the Propane Swaps, plus an additional reserve to be used for any cash payments, if necessary.

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

We drew $350.0 million under the new term loan facility and used (1) $60.8 million to refinance and cancel our prior credit facility, (2) $250.0 million to reimburse our Sponsors for construction capital expenditures and (3) approximately $16.5 million to pay associated financing costs and debt discounts. We used the remaining amount (approximately $22.7 million) for general working capital purposes. Borrowings under our new revolving credit facility may be used to fund our working capital needs and for other general partnership purposes as necessary. We also have the right to add, subject to certain restrictions and conditions, incremental term loan and revolving credit facilities in an amount not to exceed $50.0 million.

During the period from the date of the refinancing to September 30, 2012, we borrowed and repaid $21.7 million under the new revolving credit facility and repaid principal of $1.8 million on the new term loan facility. We also posted approximately $40.0 million as cash collateral with the Propane Swaps counterparty. At September 30, 2012, we had $120.0 million available under the new revolving credit facility.

Interest Rate and Fees.  Borrowings under the new credit facilities bear interest at a rate per annum based on an underlying base rate plus an applicable margin.  The applicable margin for the new term loan facility and the revolving credit facility ranges from 4.75% for loans bearing interest at the Alternate Base Rate to 5.75% for loans bearing interest at LIBOR. At September 30, 2012, the interest rate on the new term loan was based on LIBOR, subject to the LIBOR floor of 1.25%, resulting in a rate of 7%.

The new revolving credit facility also includes a commitment fee calculated at a rate per annum equal to 0.50% on the average daily unused portion of the commitments under the new revolving credit facility.  In addition, we pay an annual management fee for our new term loan facility and our new revolving credit facility. We are required to pay a participation fee equal to the applicable margin for LIBOR loans, and a fronting fee to lenders participating in any letter of credit 5.75%, and 0.125%, respectively.

Prepayments.  The new credit facilities contain provisions for prepayment penalties if we prepay, refinance or reprice the term loan prior to the third anniversary of the closing date, March 27, 2015. We may not prepay, refinance or reprice the term loan facility on or prior to the first anniversary of the closing date, March 27, 2013.

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

Capital Spending

During the nine months ended September 30, 2012, we incurred capital expenditures of $16.2 million, which includes approximately $5.1 million of progress payments towards the purchase of the reactor catalyst and related materials in preparation for the 2013 planned major maintenance project all of which was pre-funded by the pre-Offering investors, and $11.1 million for other capital projects of which $4.5 million was pre-funded by the pre-Offering investors.

During the nine months ended September 30, 2011, we incurred capital expenditures of $16.3 million primarily for plant modifications that improved the operating efficiency of our Facility.

In addition, during the nine months ended September 30, 2012, we purchased additional emissions credits for $9.3 million which are classified as other noncurrent assets in our consolidated balance sheet. We also incurred $5.7 million in project development expense during the quarter ended September 30, 2012, on future capital projects which do not yet qualify for capitalization under U.S. GAAP because of the preliminary stage of these projects. Of this amount, $5.5 million was pre-funded by the pre-Offering investors. This project development expense is classified as general and administrative expense in our consolidated statement of comprehensive income (loss).

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

Capital expenditures and planned turnaround projects will be funded using cash flow from operations and cash set aside for known projects. Other capital expenditures (including acquisitions and plant expansion capital expenditures), should we identify opportunities for such expenditures, may be funded using cash flow from operations or, if significant, will be funded by issuances of debt or equity or cash that has been set aside by the pre-Offering investors. In addition to the capital costs associated with planned major maintenance or expansion projects at our Facility, our production will be reduced during any period in which our Facility is not operating. Our board of directors may elect to reserve amounts in the period(s) preceding such project(s) to fund the estimated capital costs, operating expenses and distributions for the lost margin associated with the loss of production in the period in which the project(s) are expected to occur. The actual costs and lost margin associated with such project(s) may, however, differ from the estimated amounts reserved.

Cash Flows

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012, was $97.1 million. This positive cash flow from operating activities resulted from net income of $8.1 million prior to unrealized losses on the Propane Swaps totaling $90.7 million. Reported net loss also reflects certain non-cash charges for equity-based compensation, depreciation, amortization and accretion, amortization of deferred financing costs, loss on early extinguishment of debt and deferred income taxes totaling $90.4 million. Cash flows from operations was reduced $40.0 million with our posting of cash collateral for the Propane Swaps, which is reported as a current asset, and increased $3.7 million from a net decrease in working capital, excluding the cash collateral. In addition to the decrease in working capital, restricted cash decreased by $34.9 million, adding to operating cash as restrictions on our cash balances were lifted in connection with the refinancing of our prior credit facility.

Net cash provided by operating activities for the nine months ended September 30, 2011, was $69.9 million. This positive cash flow from operating activities resulted from net income of $48.9 million, which had been reduced by non-cash charges totaling $75.8 million, which include equity-based compensation expense, depreciation, amortization and accretion expense as well as amortization of deferred financing costs and deferred income tax expense. Cash flow from operating activities was reduced by an increase in restricted cash of $11.3 million combined with an increase in working capital of $43.5 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 and 2011, was $25.6 million and $16.3 million, respectively, related to capital expenditures for our Facility and the purchase of additional air permits for $9.3 million in 2012.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012, was $52.8 million. Our cash flows used in financing activities were primarily due to the full repayment of $145.1 million on our former debt facility, distributions to our Sponsor totaling $250.0 million and cash distributions totaling $20.3 millon. We also received $343.0 million in proceeds from the new term debt, during the nine months ended September 30, 2012. Concurrent with the refinancing, we were able to release a debt service reserve of $10.9 million that had been set aside under the terms of the former credit facility. During the period from the date of the refinancing to September 30, 2012, we borrowed and repaid $ 21.7 million under the new revolving credit facility and repaid principal of $1.8 million on the new term loan facility. We also received proceeds of approximately $24.0 million from the initial public offering.  Additionally, we incurred deferred financing costs of $13.5 million related to the refinancing of our debt and the initial public offering.

Net cash used in financing activities for the nine months ended September 30, 2011, was $53.6 million. Our cash flows used in financing activities were primarily due to the net repayment of $41.9 million on our prior revolving credit facility and term loan during the period as well as the receipt of $2.3 million from our Sponsors for fixed construction capital on our Facility. Also contributing to the negative financing cash flows in 2011 was the establishment of a debt service reserve of $10.9 million and $3.2 million in deferred financing costs.

Off-Balance Sheet Arrangements

We do not have any material “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

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

Our Principal Executive Officers, David Lumpkins and Nathan Ticatch, and our Principal Financial Officer, Sharon Spurlin, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the quarterly period ended September 30, 2012 (the Evaluation Date). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to our management, including the Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PETROLOGISTICS LP
(Registrant)
By PetroLogistics GP LLC, its general Partner

November 6, 2012		By:	/s/ David Lumpkins
David Lumpkins
Executive Chairman
(Principal Executive Officer)

	By:		/s/ Nathan Ticatch
Nathan Ticatch
President and Chief Executive Officer (Principal Executive Officer)

	By:		/s/ Sharon Spurlin
Sharon Spurlin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)