Form 10-K
period 2012-12-31
PetroLogistics LP
filed 2013-03-08
CIK 1523733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission file number 1-35529

PetroLogistics LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-2532754 (I.R.S. Employer Identification No.)

600 Travis Street, Suite 3250, Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

(713) 255-5990

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common units held by non-affiliates of the registrant as of June 29, 2012 on the last business day of the registrant’s most recently completed second fiscal quarter, was $376,600,000 (based on the closing price of the common units).

There were 139,857,777 common units outstanding as of March 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2012 contains forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance.  These statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A under the caption “Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements.  Such risks and uncertainties include, among other things:

•                  our ability to make cash distributions on the common units;

•                  the volatile nature of our business and the variable nature of our distributions;

•                  the ability of our General Partner to modify or revoke our distribution policy at any time;

•                  our ability to forecast our future financial condition or results;

•                  the cyclical nature of our business;

•                  competition from other propylene producers;

•                  our reliance on propane that we purchase from Enterprise;

•                  our reliance on other third-party suppliers;

•                  the supply and price levels of propane and propylene;

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

•                  our lack of asset diversification;

•                  our dependence on a limited number of significant customers;

•                  our ability to comply with employee safety laws and regulations;

•                  potential disruptions in the global or U.S. capital and credit markets;

•                  our potential inability to successfully implement our business strategies, including the completion of our required turnarounds and other significant capital expenditure projects;

ii

•                  additional risks, compliance costs and liabilities from expansions or acquisitions;

•                  our reliance on certain members of our senior management team and other key personnel of our General Partner;

•                  the potential development of integrated propylene facilities by competitors or our current customers, displacing us as suppliers;

•                  the potential shortage of skilled labor or loss of key personnel;

•                  our ability to secure appropriate and adequate debt facilities at a reasonable cost of capital;

•                  restrictions in our debt agreements;

•                  the dependence on our subsidiary for cash to meet our debt obligations;

•                  our limited operating history;

•                  risks relating to our relationships with our sponsors; and

•                  changes in our treatment as a partnership for U.S. income or state tax purposes.

You should not place undue reliance on our forward-looking statements.  Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements made herein are made only as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

iii

PART I

Item 1.                                 Business.

Unless the context otherwise requires, references in this report to the “predecessor,” “we,” “our,” “us” or like terms, when used for periods prior to the closing of our initial public offering (the IPO) on May 9, 2012, refer to PL Propylene LLC, our predecessor for accounting purposes. References in this report to “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms used for periods after the IPO, refer to PetroLogistics LP. References in this report to our “sponsors” refer to Lindsay Goldberg LLC (Lindsay Goldberg) and York Capital Management (York Capital), which collectively and indirectly own 84% of PetroLogistics GP (our General Partner) and directly and indirectly own 63% of our common units.

Our Business

We currently own and operate the only U.S. propane dehydrogenation (or PDH) facility (or the facility) producing propylene from propane.  Propylene is one of the basic building blocks for petrochemicals and is utilized in the production of a variety of end uses including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products.  We are the only independent, dedicated “on-purpose” propylene producer in North America.  We are strategically located in the vicinity of the Houston Ship Channel which is situated within the largest propylene consumption region in North America. We also have access to the leading global fractionation and storage hub for propane located at Mt.  Belvieu, Texas. Our location provides us with excellent access and connectivity to both customers and feedstock suppliers. Our facility had an original nameplate capacity of 1.2 billion pounds of propylene annually. However, based on plant optimization and operating improvements our facility currently has an annual production capacity of approximately 1.4 billion pounds. In 2012 we produced 1.26 billion pounds of propylene.  We commenced operations in October 2010 followed by an approximately year-long start-up and plant optimization phase.

We currently have multi-year contracts for the sale of our propylene with The Dow Chemical Company (or Dow), Total Petrochemicals USA, Inc. (or Total), BASF Corporation (or BASF) and INEOS Olefins and Polymers USA (or INEOS) that expire between 2013 and 2018 and a one-year contract with LyondellBasell Industries N.V. (or LyondellBasell) that ends in December 2013.  We are currently in ongoing negotiations with both INEOS and BASF regarding extensions to each of their contracts beyond their current December 2013 termination dates.  Our customer contracts provide for minimum and maximum offtake volumes, with the minimum customer-contracted volumes representing approximately 78% of our current facility capacity and the maximum reflecting approximately 100% of our current facility capacity.  Each of our customer contracts contain pricing terms based upon market rates.  In addition to our contracted sales, we have made and will continue to make additional propylene sales on a spot basis.  We also opportunistically purchase propylene on a spot basis to enable us to maintain adequate inventory.

Propylene comprised 97% of our sales in 2012. In addition to propylene, we also produce commercial quantities of hydrogen and C4 mix/C5+ streams.

Our Products and Customers

We derive our sales from three different sources: propylene, hydrogen, and C4 mix/C5+ streams. Sales of these products are not subject to significant seasonal fluctuations.  In general, we deliver our propylene to our customers on a continuous basis and ratably throughout the month. We may elect to store product to ensure that a constant supply of propylene is available to our customers in the event of a temporary outage.  For more information relating to the sales, assets, profits and losses of our business since inception, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Item 8. Financial Statements and Supplementary Data.”

Contracted Propylene Sales

Since commencing operations, we have been party to long-term propylene sales contracts with Dow, Total and INEOS. Each contract details both minimum offtake volumes and maximum offtake volumes as well as pricing terms.  As is customary in the propylene industry, our customer contracts are based on market prices.  Consistent with industry practice for such contracts, our pricing terms with these customers reflect a specified discount to the monthly benchmark propylene price published by Chemical Market Associates, Inc. (or CMAI).  For the year ended December 31, 2012, Dow, Total, INEOS, LyondellBasell and BASF accounted for 42%, 20%, 18%, 12% and 5% of our total sales, respectively.

We deliver propylene to these customers through our integrated pipeline system, which directly connects our facility to the Dow and Total plants and through interconnected third-party pipelines, which connect our facility to INEOS, BASF, LyondellBasell and to other potential propylene customers.

The following table illustrates certain information regarding our propylene contracts with Dow, Total, INEOS, BASF and LyondellBasell (in millions of pounds):

Company	Connections	Max	Min	Contract Term Ends
Contracts:
Dow	Direct	690	510	12/31/18
Total	Direct	300	222	12/31/14
INEOS	Shell	284	244	12/31/13
BASF	Shell	120	96	12/31/13
LyondellBasell	Direct	60	60	12/31/13
Total		1,454	1,132
% of our capacity		100%	78%

Spot-Market Propylene Sales

Through our integrated pipeline system, we are also able to access other consumers of propylene which we are able to supply on a spot basis with our excess production. We are connected to major propylene consumers with the necessary logistics already in place.  We actively manage our contract and spot portfolio and have received a high degree of interest from other customers for both spot volumes, in the short term, and longer term contracts.  In anticipation of our upcoming plant turnaround currently scheduled for the fourth quarter of 2013, we will limit our 2013 spot sales in order to build inventory.

Hydrogen Gas Sales

As part of the PDH process, we produce commercially saleable quantities of hydrogen.  Hydrogen is primarily consumed in numerous refinery processes, including fuel desulphurization.  We are party to a ten-year contract for the sale of our hydrogen production.  The purchaser is committed to buying a minimum of 18.6 million standard cubic feet per day of hydrogen, measured quarterly. Any volumes we do not sell are consumed in our fuel system, reducing our requirement to purchase natural gas.

An additional benefit of our hydrogen production is that it provides a natural hedge against rising fuel costs due to the strong and positive correlation between natural gas prices and hydrogen prices.  While an increase in natural gas prices would increase our operating costs (since we consume natural gas as a fuel), such increase would be partially offset by the higher prices we would earn through our hydrogen sales.

C4 Mix/C5+ Streams Sales

We also produce commercial quantities of C4 mix/C5+ streams.  We sell the C4 mix stream to specialty chemical consumers or refiners. These customers transport the purchased volumes from our facility by truck with title transferring at our facility.  The C5+ stream, which is heavy in aromatics, is transported by our pipeline to a Kinder Morgan terminal, and then sold to a third party.

Our Business Strategy

Our objective is to maximize our quarterly cash distributions to our unitholders by executing the following strategies:

•                  Focus on Operational Excellence, Reliable Production, Safety, and Training.  Operational excellence, reliability and safety are our core values.  One of the key factors driving our selection of the CATOFIN technology was its reliability See “our PDH Technology” below.  We also assembled our key management team with an intentional focus on the complement of skills and experience necessary to deliver consistent and efficient operational results.

•                  Continual Optimization of Our Facility.  Our management team and engineering staff are continually working to further optimize and improve the operating performance of our facility.  One major focus is to identify cost-efficient methods to increase propylene output beyond current production levels. We also have initiatives underway to optimize propylene yield, energy efficiency and feedstock composition to enhance the value of the by-products produced by our facility.

•                  Pursue Growth Opportunities.  We intend to opportunistically pursue expansion and other growth opportunities. In addition, we intend to evaluate and pursue acquisition and organic development opportunities complementary to our operating platform.

•                  Actively Manage Customer Portfolio.  We believe that our current propylene customer portfolio represents an attractive composition of customers that serve diverse end-use markets and that are prominent industry members.  We also have well-established relationships with other consumers of propylene developed through active cultivation and regular interaction.  We plan to build on our existing relationships and continue to advance those relationships through spot sales, in the short term, and the addition of long-term contracts, as existing contracts roll off or if the facility’s capacity is expanded.

•                  Distribute All of the Available Cash We Generate Each Quarter.  The board of directors of our General Partner has adopted a policy under which we will distribute all of the available cash we generate each quarter, as described in Item 5 under the caption “Our Cash Distribution Policy.”

Our History

We are a Delaware limited partnership that was formed in June 2011.

Our predecessor purchased a former olefins manufacturing facility from ExxonMobil Corporation (or ExxonMobil) in March 2008, and that facility was used as the platform for the construction of a propane dehydrogenation propylene production facility.  Initial production at our facility commenced in October 2010, and after an approximately year-long start-up and plant optimization phase, the facility achieved production rates at or near our current capacity (approximately 20% above our original nameplate capacity) beginning in December 2011.

On March 30, 2012, in contemplation of our IPO, Propylene Holdings LLC (or Propylene Holdings) contributed our predecessor to us.  On May 4, 2012, our common units began trading on the NYSE under the symbol “PDH.” On May 9, 2012, we completed our IPO of 35,000,000 common units representing limited partner interests.  Pursuant to a Registration Statement on Form S-1, as amended through the date of its effectiveness, we sold 1,500,000 common units, and Propylene Holdings sold 33,500,000 common units at a price to the public of $17.00 per common unit ($15.98 per common unit, net of underwriting discounts).  Immediately prior to the IPO, the outstanding limited partner interests in the Partnership were recapitalized into 139,000,000 common units pursuant to an amended and restated limited partnership agreement.  We received net proceeds of approximately $24.0 million from our sale of the common units, after deducting underwriting discounts.

Our Sponsors

Lindsay Goldberg is a private equity investment firm with approximately $9 billion of capital under management that focuses on partnering with entrepreneurial management teams and closely held and family-owned businesses.  The firm typically invests in companies in North America and Western Europe in the manufacturing, energy, financial and business services industries.  Lindsay Goldberg has an investment structure that permits ownership for up to 20 years and has had a close relationship with our management since 2000.

York Capital is an event-driven global investment firm with approximately $14.5 billion of capital under management.  The firm focuses on a variety of strategies, including private equity investing.  Established in 1991, York Capital has offices in New York, Washington DC, London and Hong Kong.

Lindsay Goldberg and York Capital have been instrumental in our management team’s effort to implement the optimal operating and financial platform for the Partnership.  Lindsay Goldberg and York Capital indirectly own 67% and 17% interests in our General Partner and 69,620,855 and 17,405,214 common units, respectively.

Our Facility

Our state-of-the-art facility is strategically located in the vicinity of the Houston Ship Channel on a site that was formerly the site of an ExxonMobil ethylene cracker.  Our facility had an original nameplate capacity of 1.2 billion pounds of propylene annually. However, based on plant optimization and operating improvements our facility currently has an annual production capacity of approximately 1.4 billion pounds. In 2012, we produced 1.26 billion pounds of propylene.  We believe the former ExxonMobil site was ideally suited for the development of our project based on its location, infrastructure, utilities, permits, logistics and certain operating units that we were able to utilize in the PDH process.  As part of our purchase of the site, we acquired all major environmental and regulatory permits, and we were able to take advantage of these permits through amendments to reflect the specifications of the PDH process.

Our facility is situated within the largest propylene consumption region in North America. We also have access through third parties to the leading global fractionation and storage hub for propane, our feedstock, located at Mt. Belvieu, Texas, which is approximately 30 miles from our facility.

Our customer contracts provide for potential maximum offtake volumes of approximately 1.454 billion pounds of propylene, approximately 100% of our maximum annual production capacity. We believe that our facility has adequate capabilities to provide our customers with their contracted volumes of propylene. In the event that production at our facility is curtailed for any reason (including because of mechanical failure) and we elect not to declare force majeure, we believe that we will be able to satisfy our obligations under our customer contracts through our inventory and spot-market purchases of propylene.

The following is an illustration of the extensive pipeline system connected to our facility which makes our location well-suited to the business of propylene production, followed by a table indicating pipeline system ownership:

Pipeline	Ownership
Propane	Enterprise
Propane (unutilized)	ETP—Regency Midstream
PGP	PetroLogistics
CGP	PetroLogistics
C4 Mix Stream (inactive)	PetroLogistics
C5+ Stream	PetroLogistics
Coker Gas (unutilized)	LyondellBasell
FCC Gas (unutilized)	Valero
Hydrogen Delivery	Praxair
Nitrogen Delivery	Praxair
Natural Gas	Kinder Morgan

Our PDH Technology

Propane dehydrogenation is a straightforward chemical process that produces propylene by removing two atoms of hydrogen (H2) from one molecule of propane (C3H8) to produce one molecule of propylene (C3H6).  The technology that is used is the CATOFIN process, which is licensed by CB&I Lummus to us on a non-exclusive and perpetual basis.  We selected this technology because of its straightforward design, its record of high reliability and expected low operating costs.  Further, our team developed and implemented a variety of energy cost-saving processes which improved upon the typical CATOFIN design, certain of which processes are the subject of a currently pending patent application.  Our license with CB&I Lummus requires us to make additional payments if our annual production exceeds the amount set forth in our license.  In 2012 we made a one-time payment to CB&I Lummus to cover actual increases in our production in excess of the original design basis and to allow for certain additional production increases.  To the extent we further increase our operational capacity at the facility beyond the new designated level, we are responsible for additional one-time payments to CB&I Lummus for each metric ton of additional capacity above the new designated level.

Propane dehydrogenation via the CATOFIN process works in two general phases: the dehydrogenation phase and the purification phase.  In the dehydrogenation phase, the propane feedstock is passed under a vacuum over a chromium–based catalyst contained in fixed bed reactors.  Prior to the propane reaching the reactors the catalyst beds are heated to a high temperature with heated compressed air.  After the dehydrogenation phase, the resulting propane/propylene mixed effluent is sent to the purification section of our facility where it is separated into polymer grade and chemical grade propylene, C4mix/C5+ streams, hydrogen and also a stream of propane that was not dehydrogenated in each pass over the catalyst beds.   The undehydrogenated propane stream is then recycled back to the reactor section where it is reprocessed.  The purification section of our facility utilizes a series of distillation towers, refrigeration units and other apparatus common to many olefins plants.

The CATOFIN propane dehydrogenation process is illustrated below:

Process Flow Diagram

Although our facility relies on the typical CATOFIN process design, we also implemented a number of process innovations that reduce our energy costs. Certain of these process innovations are subject to a pending patent application.  For example, the facility produces regeneration air (the hot air utilized to heat the catalyst beds in the reactors) using gas turbines instead of the typical compressor/heater configuration.  Also, the hydrogen by-product is captured and purified by a pressure swing absorption unit and then sold to a third party rather than merely sent to the fuel system in its unpurified form.

We have also designed and constructed the facility with features necessary for high reliability.  These features include a state-of-the-art Honeywell Experian distributive control system, redundant/independent electrical power supplies, auxiliary steam production, redundant pumps for critical operations, redundant compressors where practical, redundant dryers and redundant fractionation towers for some operations.

Feedstock Supply

Propane is our sole feedstock.  Propane is produced by extraction and separation from natural gas production streams via gas processing facilities and fractionation.  It is also produced as a by-product of refineries.  Our propane is provided to us by Enterprise Products Operating LLC (together with its affiliates, Enterprise) under a multi-year contract with market-based pricing consistent with industry practice.  Under the propane supply contract, we pay a market price based on the published high-low monthly average price for propane.  The initial term of the propane supply contract is for a period of five years (expiring late 2015).  Thereafter, the contract is automatically renewed for successive three–year terms unless cancelled by either party giving one year prior written notice of cancellation.  Enterprise delivers the propane we purchase to our facility through a connection to Enterprise’s propane pipeline system.

We believe that our supply strategy meets our expected feedstock requirements for the foreseeable future.  However, if we choose not to or are unable to renew our Enterprise contract, we believe that, given our location, alternative propane supplies will be readily available from other suppliers in order to meet our production requirements.

Competition

We consider companies with net long positions in propylene to be our direct competitors, including Enterprise, Chevron Phillips, ExxonMobil Chemical, Shell Chemical, Flint Hills and the Williams Companies.  Most of our competitors have significantly greater financial and other resources than us and are engaged on a national or international basis in many segments of the petroleum products business, including refining, transportation and marketing, on a scale substantially larger than ours.

Competition in our industry is determined by price considerations, logistics and, to some extent, stability of supply.  Our ability to compete effectively depends on our responsiveness to customer needs, our pipeline connectivity to customer facilities and our ability to provide reliable supply at competitive prices.  We are the only independent dedicated on-purpose propylene production facility in North America.  We believe this is a significant advantage because it enables us to provide customers a more consistent, predictable supply offering than conventional suppliers that produce propylene as a by-product or co-product from other refinery processes, such as ethylene cracking.  However, it is possible that in future years competition could come from the construction of additional on-purpose propylene facilities and offer our customers similar capabilities.

See “Item 1A. Risk Factors—Risks Related to our Business—We face competition from other propylene producers.”

Environmental Matters

The petrochemical business is subject to extensive and frequently changing federal, state and local laws and regulations relating to the protection of human health, workplace safety and the environment.  These laws, their underlying regulatory requirements and their enforcement impact our business in a number of respects by imposing:

•                  The need to obtain, renew and comply with permits, licenses and authorizations;

•                  Regulatory controls such as monitoring and recordkeeping requirements;

•                  Requirements to install enhanced or additional pollution controls;

•                  Fines and penalties for failing to comply with requirements of applicable laws or permits; and

•                  Liability for the investigation and remediation of contaminated soil or groundwater at current facilities and off-site waste disposal locations.

Environmental laws and regulations change regularly and any changes that result in more stringent requirements could affect our operations and financial position adversely.  While we believe that we are in substantial compliance with currently applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us or our business, there is no assurance that this trend will continue in the future.  Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties and the imposition of injunctive relief.

Our operations are subject to the requirements of the federal Occupational Safety and Health Act (or OSHA) and comparable state statutes that regulate the protection of the health and safety of workers.  In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local government authorities and local residents.  Failure to comply with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances could reduce our ability to make distributions to our unitholders if we are subjected to fines or significant compliance costs.

Federal Clean Air Act

The federal Clean Air Act and its implementing regulations as well as the corresponding state laws and regulations that regulate emissions of pollutants into the air affect our operations both directly and indirectly.  We are required to comply with federal and state air permitting regulations or emissions control requirements relating to specific air pollutants.  Some or all of the standards promulgated pursuant to the federal Clean Air Act, or any future standards which may be promulgated, may require the installation of controls or changes to our operations.  If new controls or changes to operations are needed, then the costs could be material.

The federal Clean Air Act requires us, in certain situations, to obtain various construction and operating permits and to incur capital expenditures to install certain air pollution control devices at our PDH facility.  Some of the applicable programs are the various general and specific source standards under the National Emission Standard for Hazardous Air Pollutants, New Source Performance Standards, and New Source Review.  We may incur substantial capital expenditures to maintain compliance with these and other air emission regulations.

In addition, the Environmental Protection Agency (or EPA) adopted rules to require the development of a Risk Management Plan to prevent the accidental release of hazardous substances that could harm public health or the environment.

There remains some dispute about whether the implementation of the Clean Air Act by the Texas Commission on Environmental Quality (or TCEQ) actually conforms to federal law. In particular, the EPA formally disapproved the flexible permits program submitted by the TCEQ in 1994 for inclusion in its Clean Air Act implementation plan after determining that Texas’ program did not meet several requirements under the federal Clean Air Act.  Because we did not use flexible permits, our facility’s operations were not affected by EPA’s actions.  In addition, the EPA formally disapproved the TCEQ pollution control standard permit.  Industry groups and others have successfully brought suit against the EPA for these actions and the Fifth Circuit has vacated EPA’s decisions.  The EPA has also objected to several Title V permits in Texas and other states.  Environmental groups have filed a notice of intent to sue the EPA, seeking to require the EPA to assume control of all pollution control permits from TCEQ.  All of these developments have created substantial uncertainty regarding existing and future permitting in Texas.  The EPA’s challenges to the Texas permitting system created uncertainties about the authority of TCEQ to issue permits for air emissions which could have a material adverse effect on our operations.

Climate Change

Currently, legislative and regulatory measures to address greenhouse gas emissions (including CO2, methane and nitrous oxides) (or GHG) are in various phases of discussion or implementation.  At the federal legislative level, Congress could adopt some form of federal mandatory greenhouse gas emission reduction laws, although the specific requirements and timing of any such laws are uncertain at this time.  In the absence of congressional legislation curbing greenhouse gas emissions, the EPA has begun to regulate GHG emissions pursuant to the CAA based on the April 2007 United States Supreme Court ruling in Massachusetts, et al. v. EPA that the EPA has authority to regulate carbon dioxide emissions.  The GHG regulations that EPA has issued following exercising the authority affirmed by Massachusetts v. EPA include: (1) the December 2009 “endangerment finding” determining that air pollution from six GHGs endangers public health and welfare, and that mobile sources cause or contribute to that air pollution; (2) the May 2010 “Tailpipe Rule,” issued jointly with the National Highway Traffic Safety Administration setting GHG emission and fuel economy standards for new light-duty vehicles; (3) the April 2010 “Timing Rule,” concluding that stationary source regulation under Titles I and V of the CAA (involving Prevention of Significant Deterioration regulations and operating permits, respectively) must regulate GHG emissions beginning when such emissions are subject to controls under the mobile source provisions of the Act; (4) the June 2010 “Tailoring Rule,” temporarily exempting small stationary sources from PSD and Title V requirements through regulations modifying the Act’s emissions thresholds; and (5) the December 2010 “SIP Call” rule, finding 13 State Implementation Plans (or SIPs) inadequate because they did not regulate GHGs from stationary sources, and directing those States to correct the inadequacies or face federalization of their permitting programs.  The first four rules were challenged unsuccesfully in consolidated litigation in the D.C. Circuit.

In addition to the above rules, on March 27, 2012, the EPA proposed New Source Performance Standards (or NSPS) for carbon dioxide emissions from new and modified electricity generation units (or EUGs).  The proposed NSPS set the first numerical limits for carbon dioxide emissions for an entire source category.  The proposed rule does not purport to directly regulate existing EGUs or new EGUs that already have been permitted, but the EPA is obligated to establish emission guidelines for existing EGUs at some point in the future.  We expect any final rule that may be promulgated as a result of this proposed rule to be appealed and otherwise subjected to various judicial challenges, the outcome of which cannot be predicted.

In 2007, the U.S. Supreme Court decided that carbon dioxide is an air pollutant which is subject to regulation under the federal Clean Air Act for the purposes of vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources, such as petrochemical plants like our PDH facility.  The implementation of EPA regulations and/or the passage of federal or state climate change legislation will likely result in increased costs to (1) operate and maintain our facilities, (2) install new emission controls on our facilities and (3) administer and manage any greenhouse gas emissions program.  Increased costs associated with compliance with any future legislation or regulation of greenhouse gas emissions, if it occurs, may have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders.

Clean Water Act

The federal Clean Water Act (or CWA) affects our operations by prohibiting discharges of pollutants into, or impacting, navigable waters except in compliance with permits issued by federal and state governmental agencies.  Regular monitoring, reporting requirements and performance standards are preconditions for the issuance and renewal of permits.  The federal government has delegated authority to Texas to manage the CWA permit and enforcement process.  The CWA and comparable state statutes provide for civil, criminal, and administrative penalties for the unauthorized discharge of pollutants into wetlands or other waters and impose liability on parties responsible for those discharges for the cost of cleaning up any environmental damage or natural resource damages resulting from the release.  Our business maintains waste water and storm water discharge permits as required under the National Pollutant Discharge Elimination System program and the Texas Pollutant Discharge Elimination System program.  Under the CWA, onshore facilities that could reasonably be expected to cause substantial harm to the environment by discharging pollutants to navigable waters are required to maintain plans for spill prevention, preparedness and response.  We have implemented internal programs to oversee our compliance efforts and we believe that we are in substantial compliance with the CWA.  In the future, changes to the CWA, state law, or state and federal regulations could require us to make additional capital expenditures or incur additional costs in order to comply with new rules and could have a significant effect on our profitability.

Emergency Planning and Community Right-to-Know Act

The Emergency Planning and Community Right-to-Know Act (or EPCRA) requires facilities to report certain chemical inventories to local emergency planning committees and response departments.  We believe that we are in substantial compliance with our EPCRA reporting requirements.

Resource Conservation and Recovery Act (or RCRA)

Our operations are subject to the RCRA requirements for the generation, management, and disposal of hazardous wastes.  These requirements entail certain costs.  When feasible, materials that would be subject to RCRA are recycled instead of being disposed of.  Though we believe that we are in substantial compliance with the existing requirements of RCRA, we cannot assure you that compliance with existing and future RCRA requirements will not entail costs that are significant.

Comprehensive Environmental Response, Compensation, and Liability Act (or CERCLA)

CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment.  These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances.  Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies.  CERCLA also authorizes the EPA, and in some instances third parties, to act in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs they incur.  It is possible for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.  In the course of our ordinary operations, we may generate substances that fall within CERCLA’s definition of a hazardous substance, and as a result, we may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment.

Under CERCLA, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to clean up contaminated property, including groundwater contaminated by prior owners or operators.

Safety, Health and Security Matters

Our extensive safety program includes, among other things, (1) employing two full-time safety professionals, (2) implementing policies and procedures to protect employees and visitors at our facility (3) conducting routine safety tests on our facilities and (4) ensuring that each employee undergoes the required safety, hazard and task training.

Employees

To carry out our operations, our General Partner employs approximately 100 employees.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.  We believe that we have good relations with our General Partner’s employees.

Item 1A.                        Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct, including the risks discussed below and set forth elsewhere in this annual report. If any of the following risks and uncertainties develops into an actual event, our business, financial condition, cash flows and results of operations could be materially adversely affected.  In that case, we might not be able to pay distributions on our common units and the trading price of our common units could decline materially.

Risks Related to Our Business

We may not have sufficient available cash to pay any quarterly distribution on our common units.

We may not have sufficient available cash each quarter to enable us to pay any distributions to our common unitholders.  The amount of cash we will be able to distribute on our common units principally depends on the amount of cash we generate from our operations, which is primarily dependent upon the operating margins we generate.  Our operating margins, and thus, the cash we generate from operations have been volatile, and we expect that they will continue to fluctuate from quarter to quarter based on, among other things:

•                  the amount of propylene we are able to produce from our facility, which could be adversely affected by, among other things, accidents, equipment failure or severe weather conditions;

•                  the price at which we are able to sell propylene, which is affected by the supply of and demand for propylene;

•                  the level of our operating costs, including the cost of propane, our sole feedstock, as well as the price of natural gas, electricity and other costs;

•                  our ability to produce propylene products that meet our customers’ specifications;

•                  non-payment or other non-performance by our customers and suppliers; and

•                  overall economic and local market conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•                  the level of capital expenditures we make;

•                  our debt service requirements;

•                  fluctuations in our working capital needs;

•                  our ability to borrow funds and access capital markets;

•                  planned and unplanned maintenance at our facility, which, based on determinations by the board of directors of our General Partner to maintain reserves, may negatively impact our cash flows in the quarter in which such maintenance occurs;

•                  restrictions on distributions and on our ability to make working capital borrowings; and

•                  the amount of cash reserves established by our General Partner.

Our partnership agreement does not require us to pay a minimum quarterly distribution.  The amount of distributions that we pay, if any, and the decision to pay any distribution at all, will be determined by the board of directors of our General Partner.  Our quarterly distributions, if any, will be subject to significant fluctuations based on the above factors.

For a description of additional restrictions and factors that may affect our ability to pay distributions, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Our Cash Distribution Policy.”

The amount of our quarterly cash distributions, if any, will vary significantly both quarterly and annually and will be directly dependent on the performance of our business.  Unlike most publicly traded partnerships, we will not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time.

Investors who are looking for an investment that will pay predictable quarterly distributions should not invest in our common units.  We expect our business performance will be more cyclical and volatile, and our cash flows will be less stable, than the business performance and cash flows of most publicly traded partnerships.  As a result, our quarterly cash distributions will be cyclical and volatile and are expected to vary quarterly and annually.  Unlike most publicly traded partnerships, we will not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time.  The amount of our quarterly cash distributions will be directly, such as distribution coverage reserves, dependent on the performance of our business, which will be volatile as a result of fluctuations in propane and propylene prices and the demand for propylene products.  Because our quarterly distributions will be subject to significant fluctuations directly related to the cash we generate after payment of our fixed and variable expenses and other cash reserves established by our General Partner, future quarterly distributions paid to our unitholders will vary significantly from quarter to quarter and may be zero.  Given the cyclical and volatile nature of our business, we expect that our unitholders will have direct exposure to fluctuations in the price of propylene and the cost of propane.

The amount of cash we have available for distribution to unitholders depends primarily on our cash flow and not solely on profitability.

The amount of cash we have available for distribution depends primarily upon our cash flow and not solely on profitability, which may be affected by non-cash items.  For example, we may have extraordinary capital expenditures and major maintenance expenses in the future.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Capital Spending.” As a result, we may make cash distributions during periods when we report losses and may not make cash distributions during periods when we report net income.

The board of directors of our General Partner may modify or revoke our cash distribution policy at any time at its discretion.  Our partnership agreement does not require us to pay any distributions at all.

The board of directors of our General Partner has adopted a cash distribution policy pursuant to which we will distribute all of the available cash we generate each quarter to unitholders of record on a pro rata basis.  However, the board may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters.  See “Our Cash Distribution Policy.”

Our partnership agreement does not require us to pay any distributions at all.  Accordingly, investors are cautioned not to place undue reliance on the permanence of such a policy in making an investment decision.  Any modification or revocation of our cash distribution policy could substantially reduce or eliminate the amounts of distributions to our unitholders.  The amount of distributions we make, if any, and the decision to make any distribution at all will be determined by the board of directors of our General Partner, whose interests may differ from those of our common unitholders.  Our General Partner has limited fiduciary and contractual duties, which may permit it to favor its own interests or the interests of Propylene Holdings and its direct and indirect owners to the detriment of our common unitholders.

The propylene business is, and propylene prices are, cyclical and highly volatile and have experienced substantial downturns in the past. Cycles in demand and pricing could potentially expose us to significant fluctuations in our operating and financial results, and expose you to substantial volatility in our quarterly cash distributions and material reductions in the trading price of our common units.

We are exposed to fluctuations in propylene demand and supply in the petrochemical industry.  These fluctuations historically have had and could in the future have significant effects on prices and, in turn, significant effects on our financial condition, cash flows and results of operations, which could result in significant volatility in or material adverse effects on the price of our common units or our ability to make quarterly cash distributions on our common units.  For example, propylene prices fell significantly in the second quarter of 2012, which adversely affected our cash flows and results of operations.

Propylene is a commodity, and its price can be cyclical and highly volatile.  The price of propylene depends on a number of factors, including the price of crude oil and other commodities, general economic conditions, cyclical trends in end-user markets and supply and demand imbalances.

Demand for propylene is dependent on demand for petrochemicals by the global construction, automotive and housing industries.  Propylene supply is affected by available capacity and operating rates, raw material costs, government policies and global trade.  For example, an increase in the OPEC production quota may cause crude oil prices to decline and, therefore, potentially increase the supply of propylene and reduce propylene prices.  A decrease in propylene prices would adversely affect the value of propylene we are holding in inventory without a commensurate decrease in propane prices and would also have a material adverse effect on our business, cash flow and ability to make quarterly distributions.  If propylene prices fall below a certain level, we may not generate sufficient revenue to operate profitably or cover our costs, and our ability to make quarterly distributions will be materially adversely affected.  Similarly, if our customers nominate at the lower end of their required minimum offtake volumes and we are unable to sell sufficient quantities of our excess supply into the spot market, we may not generate sufficient sales to operate profitably or cover our costs, and our ability to make quarterly distributions will be materially adversely affected.

Our results of operations, financial condition and ability to make cash distributions to our unitholders may be adversely affected by the supply and price levels of propane.

The sole feedstock used in our production is propane.  The price of propane is correlated to the price of crude oil and is influenced by the price of natural gas.  The prices for crude oil and natural gas are cyclical and volatile, and as a result, the price of propane can be cyclical and volatile.  The cost of propane represents a substantial portion of our cost of sales.  If propane costs increase, the market price of propylene may not rise correspondingly or at all.  Timing differences between propane prices, which may change daily, and the market price of propylene, which is set monthly, may narrow the propane-to-propylene spread and thus reduce our cash flow, which reduction could be material.  Based on our current output, we obtain all of the propane we need from Enterprise through its propane pipeline system, which is connected to the natural gas liquids and refined products storage hub at Mt. Belvieu.  The price that we pay Enterprise for propane fluctuates based on market prices.  Propane prices could significantly increase in the future.  Should Enterprise fail to perform in accordance with our existing agreement, we would need to purchase propane from third parties on the open market, which could negatively impact our results of operations to the extent third-party propane is unavailable or available only at higher prices.

Significant price volatility or interruptions in supply of other raw materials, such as natural gas, electricity and nitrogen, may result in increased costs that we may be unable to pass on to our customers, which could reduce our profitability.

The raw materials we consume, such as natural gas, electricity and nitrogen, are generally commodity products that are readily available at market prices.  We generally enter into supply agreements with particular suppliers, but disruptions of existing supply arrangements could substantially impact our profitability.  If certain of our suppliers are unable to meet their obligations under present supply agreements, we may be forced to pay higher prices to obtain the necessary materials from other sources.  In addition, if any of the raw materials that we use become unavailable within the geographic area from which they are now sourced, then we may not be able to obtain suitable or cost effective substitutes.  Any interruption in the supply of raw materials will increase our costs or decrease our sales, which will reduce our cash flow.

Our supply agreements typically provide for market-based pricing and provide us no protection against price volatility.  If the cost of any of our raw materials rises, the market price of propylene may not rise correspondingly or at all.  Timing differences between raw material prices, which may change daily, and the market price of propylene, which is set monthly, may have a negative effect on our cash flow.  Any cost increase could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our operations are dependent on third-party suppliers, including Enterprise, which owns the propane pipeline that provides propane to our facility.  The inability of a third-party supplier to perform in accordance with its contractual obligations could have a material adverse effect on our results of operations, financial condition and our ability to make cash distributions to our unitholders.

Our operations depend in large part on the performance of third-party suppliers, including Enterprise for the supply of propane, a subsidiary of Kinder Morgan Energy Partners, L.P. (or Kinder Morgan), for the supply of natural gas and Praxair for the supply of nitrogen.  Should Enterprise, Kinder Morgan, Praxair or any of our other third-party suppliers fail to perform in accordance with existing contractual arrangements, our operation could be forced to halt.  Alternative sources of supply could be difficult to obtain.  Any shutdown of our operations, even for a limited period, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders.

Our facility faces (and the facilities of our suppliers and customers face) operating hazards and interruptions, including planned and unplanned maintenance or downtime.  We could face potentially significant costs to the extent these hazards or interruptions cause a material decline in production.

Our operations, located at a single location, are subject to significant operating hazards and interruptions.  Any significant curtailing of production at our facility or individual units within our facility could result in materially lower levels of sales and cash flow for the duration of any shutdown and materially adversely impact our ability to make cash distributions to our unitholders.  Operations at our facility could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within our control.  For example, in December 2012, our facility experienced a mechanical failure in one of our compressors.  We took our facility offline for approximately three weeks while we repaired the compressor and completed other capital and maintenance projects.  Furthermore, in October 2011, we undertook a planned outage that lasted 25 days, during which we expanded the capacity of our facility and completed other capital and maintenance projects.  Other scenarios that could result in a shutdown of our facility include:

•                  unplanned maintenance or catastrophic events such as a major accident or fire, damage by severe weather, flooding or other natural disaster;

•                  planned maintenance for catalyst change-out, repairs, plant enhancement or other purposes;

•                  labor difficulties that result in a work stoppage or slowdown;

•                  environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at our facility;

•                  increasingly stringent environmental regulations;

•                  a disruption in the supply of propane to our facility; and

•                  a governmental limitation on the use of propylene products, either generally or specifically those processed at our facility.

The magnitude of the effect on us of any shutdown will depend on the length of the shutdown and the extent of the facility operations affected by the shutdown.  A major accident, fire, flood or other event could damage our facility or the environment and the surrounding community or result in injuries or loss of life.  Planned and unplanned maintenance could reduce our net income, cash flow and ability to make cash distributions during the period of time that any of our units is not operating.  Any planned and unplanned future downtime could have a material adverse effect on our ability to make cash distributions to our unitholders.

Many of the factors described above could also affect any of our suppliers or customers.  Any significant downtime affecting a material supplier or customer could also have a material adverse effect on our operations with a resulting impact on our ability to make cash distributions to our unitholders.

Our facility requires a planned maintenance turnaround every three years, which generally lasts up to four weeks and may have a material impact on our cash flows and ability to make cash distributions in the quarter or quarters in which it occurs.  During planned maintenance turnaround times, if we elect to undertake extraordinary maintenance, our downtime may be substantially longer.  In addition to the triennial maintenance projects, a more significant maintenance project will be undertaken approximately every nine years.  We anticipate each of these projects to take approximately six weeks.  We are currently planning our first scheduled planned maintenance turnaround for October of 2013.  Based upon the decision(s) made by the board of directors of our General Partner, the cash available for distribution in the quarter(s) preceding such a planned maintenance event in which the reserves are withheld may be adversely impacted.  Conversely, additional amounts may be required to be reserved from available cash generated in a quarter subsequent to such a planned maintenance event should the scope of the actual work performed during such period be materially different than that planned.

We are not fully insured against all risks incident to our business, and if an accident or event occurs that is not fully insured it could adversely affect our business.

A major accident, fire, flood or other event could damage our facility or the environment and the surrounding community or result in injuries or loss of life.  If we experience significant property damage, business interruption, environmental claims or other liabilities, our business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to us.  We are currently insured under property, business interruption, general liability (including sudden and accidental pollution liability), business automobile, workers compensation and excess liability insurance policies.  The property and business interruption insurance policies have a $1.0 billion single occurrence limit with a $1.0 million deductible for physical damage and a 60-day waiting period before losses resulting from business interruptions are recoverable.  The policies also contain exclusions and conditions that could have a materially adverse impact on our ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses.  For example, the current property policy contains specific sub-limits of $400.0 million for damage caused by flooding and $100.0 million for damage caused by named windstorms, with deductibles of $1.0 million and $5.0 million per occurrence, respectively.  We are fully exposed to all losses in excess of the applicable limits and sub-limits and for losses due to business interruptions of fewer than 60 days.  In addition, our insurance portfolio does not cover all of the operating risks that we face.  For example, we do not carry contingent business interruption insurance, which would reimburse us for the lost profits and expenses that resulted from an insurable loss suffered by one or more of our customers or suppliers.  The occurrence of any operating risk not covered by our insurance could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.  Our general liability insurance policy, which includes sudden and accidental pollution coverage expires on March 1, 2014, and our property and business interruption insurance policies expire on May 1, 2013.  We are currently in negotiations with our underwriters as to the extension of our property and business interruption insurance policies.  Market factors, including but not limited to catastrophic perils that impact our industry, significant changes in the investment returns of insurance companies, insurance company solvency trends and industry loss ratios and loss trends, can negatively impact the future cost and availability of insurance.  There can be no assurance that we will be able to buy and maintain insurance in the future with adequate limits, reasonable pricing terms and conditions.

We have a limited operating history during which we have experienced both planned and unplanned downtime.  As a result, you may have difficulty evaluating our ability to pay quarterly cash distributions to our unitholders or our ability to be successful in implementing our business strategy.

We are dependent on our facility as our sole source of propylene and by-products to generate sales, and we are, therefore, dependent on the continued operation of this facility to generate our sales.  As a newly constructed complex processing facility, the operating performance of our facility over the long-term is not yet proven.  We have already encountered and will continue to encounter risks and difficulties frequently experienced by companies whose performance is dependent upon newly constructed world-scale processing or manufacturing facilities, such as the risks described in this report.

Our customer contracts provide for potential maximum offtake volumes of approximately 1.454 billion pounds of propylene per year.  Our facility first exhibited the ability to perform at this operating rate after the conclusion of a planned outage in October and November 2011.  Due to a variety of reasons—constraints on the Shell pipeline system due to a fire at a natural gas liquids refining facility in Mont Belvieu in February 2011, variances in volume nominations by our customers and plant operating issues—we have not shown the ability to operate at this offtake level for a prolonged period of time. To the extent that our supply obligations under our customer contracts exceed the volume that we can produce and the volume we have in inventory, we may need to purchase propylene from third parties in the spot market.  In periods of extended planned or unplanned downtime, we may be required to purchase significant volumes of propylene in order to satisfy our contractual obligations, which could materially and adversely affect our profitability and our ability to make cash distributions to our unitholders.  Further, if we were unable to purchase the volumes of propylene necessary to satisfy our contractual obligations, we may be in default of our customer contracts.

Because of our limited operating history and performance record, it is difficult for you to evaluate our business and results of operations to date and to assess our future prospects.  Further, our historical financial statements present a period of limited operations, and therefore do not provide a meaningful basis for you to evaluate our operations or our ability to achieve our business strategy.  We may be less successful than a seasoned company in achieving a consistent operating level at our facility capable of generating cash flows from our operations sufficient to regularly pay a quarterly cash distribution or to pay any quarterly cash distribution to our unitholders.  We may also be less successful in implementing our business strategy than a seasoned company with a longer operating history.  Finally, we may be less equipped to identify and address operating risks and hazards in the conduct of our business than those companies whose major facilities have longer operating histories.

We face competition from other propylene producers.

We consider companies with net long positions in propylene to be our direct competitors, including Enterprise, Chevron Phillips, ExxonMobil Chemical, Shell Chemical, Flint Hills and the Williams Companies.  Most of our competitors have significantly greater financial and other resources than us and are engaged on a national or international basis in many segments of the petroleum products and petrochemicals business, including refining, transportation and marketing, on a scale substantially larger than ours.  In addition, we may face competition from captive propylene production facilities operated by consumers of propylene, including our customers. As a result of these factors, we may be unable to expand our relationships with existing customers or to obtain new customers on a profitable basis, or at all, which would have a material adverse effect on our business, results of operations and financial condition and our ability to pay cash distributions to our unitholders.

We depend on certain third-party pipelines to supply us with feedstock and to distribute propylene to our customers.  If these pipelines become unavailable to us, our business could be adversely affected.

Our ability to obtain propane and other inputs necessary for the production of propylene is dependent upon the availability of third-party pipeline systems interconnected to our facility.  In addition, we depend in part on third-party pipeline systems to transport propylene to our customers.  Because we do not own these pipelines, their continuing operation is not within our control.  These pipelines and the pipelines we own may become unavailable for a number of reasons, including testing, maintenance, capacity constraints, accidents, government regulation or other events.  If any of such pipelines become partially or completely unavailable, our ability to operate could be restricted and our transportation costs could increase, thereby reducing our profitability.  A prolonged or permanent interruption in the availability of third-party or our own pipelines could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.

The growth in production of natural gas from shale formations, which is expected to lead to an abundant supply of propane, may not continue at projected rates due to the uncertainty associated with the length of their production lives, legislative initiatives restricting such production, or both.

Hydraulic fracturing is a process used by oil and natural gas exploration and production operators in the completion of certain oil and natural gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate natural gas production.  The proliferation of hydraulic fracturing has led to a marked growth in production of natural gas and the resulting abundance of natural gas has led to a decrease in price.

However, production of gas from shale formations is in its nascence, and certain industry reports have indicated that the wells may have shorter economically-viable production lives than previously anticipated.  If such reports are accurate, shale gas development and production may be negatively impacted, which may lead to substantial increases in natural gas prices.

Although hydraulic fracturing has been used for decades in connection with conventional or vertical wells, its use has expanded substantially in recent years as the application of hydraulic fracturing on horizontal wells drilled to produce from shale formations has expanded substantially.  This expanded use of hydraulic fracturing has recently attracted increased scrutiny from federal and state officials for its potential impact on health and the environment.  Adoption of legislation or any implementation of regulations placing restrictions on hydraulic fracturing activities could make it more difficult to perform hydraulic fracturing, resulting in a reduction in the supply of natural gas and an increase in the price of natural gas.

An increase in the price of natural gas could narrow the propane-to-propylene spread in two ways, each adversely affecting our gross margins.  First, a significant increase in natural gas prices could cause ethylene producers to determine that the use of naphtha as a feedstock is more economical than natural gas based feedstocks such as ethane.  Because the use of naphtha as a feedstock in the ethylene production process results in significantly more propylene as co-product than ethane, the result would be an increase in propylene production by ethylene plants.  The increased supply of propylene would in turn exert downward pressure on the price of propylene, adversely affecting the price we obtain for the propylene we produce, both in the spot market and pursuant to our customer contracts, which are market-based.  Second, an increase in the price of natural gas may be accompanied by an increase in the price of propane, as the majority of propane is derived from natural gas production, thereby further narrowing the propane-to-propylene spread and reducing our gross margins.

We currently derive substantially all of our sales from five customers, and the loss of any of these customers without replacement on comparable terms would affect our results of operations and cash available for distribution to our unitholders.

We have derived, and believe that we will continue to derive, substantially all of our sales from a limited number of customers that purchase all of the propylene we produce.  For the year ended December 31, 2012, Dow, Total, INEOS, LyondellBasell and BASF accounted for 42%, 20%, 18%, 12% and 5% of our total sales, respectively.  When our current contracts with these customers expire, our customers may decide not to extend the contracts or may decide to purchase fewer pounds of propylene at lower prices during renegotiations. The current terms of our contracts with INEOS, BASF and LyondellBasell expire at the end of 2013, and we are currently in ongoing negotiations with both INEOS and BASF regarding extensions to each of their contracts.  We anticipate entering into discussions with LyondellBasell later in the year as to an extension of their contract.  If our customers decide not to renew these contracts, or decide to purchase fewer pounds of propylene or at lower prices, and we are unable to find replacement counterparties on terms as favorable as our current contracts, our business, results of operations, financial condition and our ability to pay cash distributions to our unitholders may be materially adversely affected.

We are subject to many environmental and safety regulations that may result in unanticipated costs or liabilities, which could reduce our profitability.

We are subject to extensive federal, state and local laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials.  Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on facility operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability.

Continually increasing concerns regarding the safety of chemicals in commerce and their potential impact on the environment constitute a growing trend.  Governmental, regulatory and societal demands for continuously increasing levels of product safety and environmental protection could result in continued pressure for more stringent regulatory control with respect to the chemical industry.  In addition, these concerns could influence public perceptions, the viability of certain products, our reputation, the cost to comply with regulations and the ability to attract and retain employees.  Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require us to modify our facilities or operations.  Accordingly, environmental or regulatory matters may cause us to incur significant unanticipated losses, costs or liabilities, which could reduce our profitability.

We could incur significant expenditures in order to comply with existing or future environmental or safety laws.  Capital expenditures and costs relating to environmental or safety matters will be subject to evolving regulatory requirements and will depend on the timing of the promulgation and enforcement of specific standards which impose requirements on our operations.  Capital expenditures and costs beyond those currently anticipated may therefore be required under existing or future environmental or safety laws.

Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated our purchase of the facility.  We may, therefore, incur additional costs and expenditures beyond those currently anticipated to address all such known and unknown situations under existing and future environmental laws.

Climate change laws and regulations could have a material adverse effect on our results of operations, financial condition and ability to pay cash distributions to our unitholders.

On December 15, 2009, the U.S. EPA published its findings that emissions of carbon dioxide and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes, and EPA has begun to regulate greenhouse gas emissions pursuant to the federal Clean Air Act (or CAA).  In addition, it is possible federal legislation could be adopted in the future to restrict greenhouse gas emissions.  Many states and regions have adopted greenhouse gas initiatives.  The cost of compliance with any new regulations could be significant. Please read “ Environmental Matters — Climate Change ” above for a more detailed discussion.

We are subject to strict laws and regulations regarding employee and process safety, as well as the prevention of accidental releases, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and ability to pay cash distributions to our unitholders.

Our facility is subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers.  OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities and local residents.  In addition, the Chemical Accident Prevention Provisions adopted by the EPA under the Clean Air Act require the development of a Risk Management Plan to prevent the accidental release of hazardous substances that could harm public health or the environment.  Failure to comply with these requirements, including general industry standards, record keeping requirements and monitoring and control of potential exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and ability to pay cash distributions to our unitholders if we are subjected to significant fines or compliance costs.

Instability and volatility in the global capital and credit markets could negatively impact our business, financial condition, results of operations and cash flows.

The global capital and credit markets have experienced extreme volatility and disruption over the past few years.  Our results of operations, financial condition and ability to pay cash distributions to our unitholders could be negatively impacted by difficult conditions and extreme volatility in the capital, credit and commodities markets and in the global economy.  These factors, combined with declining business and consumer confidence and increased unemployment, precipitated an economic recession in the U.S. and globally during 2009 and 2010.  The difficult conditions in these markets and the overall economy affect us in a number of ways.  For example:

•                  As propylene is the foundation of various consumer and industrial products, periods of economic weakness negatively impact the demand for our primary product.

•                  We may not be able to successfully obtain additional financing on favorable terms, or at all.

•                  Market volatility could exert downward pressure on the price of our common units, which may make it more difficult for us to raise additional capital and thereby limit our ability to grow.

•                  Adverse market conditions could result in our significant customers experiencing financial difficulties.  We are exposed to the credit risk of our customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us.

We depend on key personnel for the success of our business.

We depend on the services of the executive officers and other key personnel of our General Partner.  The loss of the services of any member of our executive officer team or key employee could have an adverse effect on our business and reduce our ability to make distributions to our unitholders.  Many of our key employees and management members, including our Executive Chairman and President and Chief Executive Officer, were involved with the development of our facility and thus possess extensive knowledge of our business.  We may not be able to locate or employ on acceptable terms qualified replacements for senior management or other key employees if their services were no longer available.

In the event that payments that we are required to make under our propane swaps exceed the contributions that we receive under our omnibus agreement, we may be exposed to significant losses and our ability to make cash distributions to our unitholders may be materially and adversely affected.

Our business activities expose us to risks associated with unfavorable changes in the market price of propylene and propane.  In October 2011, we began entering into derivative transactions with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane (the propane swaps), our sole feedstock.  In situations when the price of Brent crude oil is not correlated to the price of propylene, and propylene as a percent of Brent crude oil trades below Brent crude oil, or when the price of Brent crude oil is not correlated to the price of propane, the propane swaps would increase, rather than reduce, the volatility of our cash flows.  For example, the price of Brent crude oil may increase significantly with no corresponding increase to either the propylene price or the propane price.  Furthermore, the prices of both propane and propylene may trade significantly below their historical correlations to Brent crude oil.  In addition, our hedging activities are subject to the risk that a counterparty may not perform its obligations under the applicable derivative instrument.

Contemporaneous with our IPO, we entered into an omnibus agreement with our General Partner, Propylene Holdings and PL Manufacturing LLC (or PL Manufacturing), and PL Manufacturing entered into a common unit pledge agreement with the owners of 100% of the issued and outstanding equity interests in PL Manufacturing (PL Manufacturing Members), pursuant to which PL Manufacturing and the PL Manufacturing Members through our General Partner, will be allocated all of our benefits and obligations under the propane swaps (the omnibus agreement).  See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

The obligations of PL Manufacturing and the PL Manufacturing Members under the omnibus agreement and the pledge agreement, as applicable, are non-recourse to PL Manufacturing and the PL Manufacturing Members.  In the event that payments that we are required to make under the propane swaps exceed the distributions on the pledged common units, the cash reserve established by PL Manufacturing and the value of the pledged common units and the PL Manufacturing common units subject to the omnibus agreement, we may be exposed to significant losses and our ability to make cash distributions to our unitholders may be materially and adversely affected.  Additionally, the liquidation of pledged common units by PL Manufacturing may negatively impact the trading price of our common units.

Certain members of our executive management team on whom we rely to manage important aspects of our business may face conflicts regarding the allocation of their time.

We will rely on the executive officers and employees of our General Partner to manage our operations and activities.  Under our partnership agreement, the employees and executive officers of our General Partner may, from time to time, provide management, advisory and administrative services to its affiliates and other persons.  As a result of the foregoing, such employees and executive officers may face conflicts regarding the allocation of their time, which may adversely affect our business, results of operations and financial condition.

A shortage of skilled labor, together with rising labor costs, could adversely affect our results of operations and cash available for distribution to our unitholders.

The efficient production of propylene using modern techniques and equipment requires skilled employees.  Our facility relies on technology that requires special expertise to operate efficiently and effectively.  To the extent that the services of our key technical personnel become unavailable to us for any reason, we would be required to hire other personnel.  We may not be able to locate or employ such qualified personnel on acceptable terms or at all.  We face competition for these professionals from our competitors, our customers and other companies operating in our industry.  If we are unable to find qualified employees, or if the cost to find qualified employees increases materially, our results of operations and cash available for distribution to our unitholders could be adversely affected.

Restrictions in the agreements governing our current and future indebtedness, including our credit facilities, contain or will contain significant limitations on our business operations, including our ability to pay distributions and other payments.

On March 27, 2012, we entered into a $350.0 million term loan facility and a $120.0 million revolving credit facility (together, the existing credit facilities).  As of February 28, 2013, we had $347.4 million of term loan debt outstanding and borrowing capacity of approximately $120 million under our revolving credit facility.  We and our subsidiary may incur significant additional indebtedness in the future.  Our ability to pay distributions to our unitholders and our ability to borrow under these credit facilities to fund distributions (if we elected to do so) is subject to covenant restrictions under the agreement governing the credit facilities.  We expect that our ability to make distributions to our common unitholders will depend, in part, on our ability to satisfy applicable covenants as well as the absence of a default or event of default under the facilities.  If we were unable to comply with any such covenant restrictions in any quarter, our ability to pay distributions to unitholders would be curtailed.

In addition, we will be subject to covenants contained in our credit facilities and any agreement governing other future indebtedness that will, subject to significant exceptions, limit our ability and the ability of our operating subsidiary to, among other things: incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, incur liens, make negative pledges, pay dividends or other distributions, make payments to our subsidiary, make certain loans and investments, consolidate, merge or sell all or substantially all of our assets.  Any failure to comply with these covenants could result in a default under our credit facilities.  Upon a default, unless waived, the lenders under our credit facilities would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become due and payable in full, institute foreclosure proceedings against our or our subsidiary’s assets and force us and our subsidiary into bankruptcy or liquidation.

Any increase in market interest rates would make our debt service obligations more burdensome, and in turn reduce our cash available for distributions to our unitholders.

Borrowings under our credit facilities bear interest at variable rates.  If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and ability to pay cash distributions to our unitholders.

Borrowings under our credit facilities bear interest at a rate per annum based on an underlying base rate plus an applicable margin.  The applicable margin for the term loan and the revolving credit facility ranges from 4.75% for loans bearing interest at the Alternate Base Rate to 5.75% for loans bearing interest at LIBOR.  We entered into an interest rate protection agreement in July 2012 whereby we capped the three month LIBOR rate at 2.0% for up to $115.5 million on our term loan. The agreement terminates March 27, 2014.

Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain the condition of our operating assets, properties and systems software, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors.

If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital or bankruptcy protection.

Increases in interest rates could adversely impact our unit price and our ability to issue additional equity to make acquisitions, incur debt or for other purposes.

We cannot predict how interest rates will react to changing market conditions.  Interest rates on our credit facilities, future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.  Additionally, as with other yield-oriented securities, we expect that our unit price will be impacted by the level of our quarterly cash distributions and implied distribution yield.  The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes.  Therefore, changes in interest rates may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have a material adverse impact on our unit price and our ability to issue additional equity to fund our operations or to make acquisitions or to incur debt as well as increasing our interest costs.

We are a holding company and depend upon our subsidiary for our cash flow.

We are a holding company.  All of our operations are conducted and all of our assets are owned by PL Propylene, our wholly-owned subsidiary and our sole direct or indirect subsidiary.  Consequently, our cash flow and our ability to meet our obligations or to pay cash distributions to our unitholders in the future will depend upon the cash flow of our subsidiary and the payment of funds by our subsidiary to us in the form of dividends or otherwise.  The ability of our subsidiary to make any payments to us will depend on its earnings, the terms of its indebtedness, including the terms of any credit facilities, and legal restrictions.  In particular, future credit facilities incurred at our subsidiary may impose significant limitations on the ability of our subsidiary to pay distributions to us and consequently our ability to pay distributions to our unitholders.  See also “—We may not have sufficient available cash to pay any quarterly distribution on our common units.”

As a publicly traded partnership we qualify for, and rely on, certain exemptions from the New York Stock Exchange’s corporate governance requirements.

As a publicly traded partnership, we qualify for, and rely on, certain exemptions from the NYSE’s corporate governance requirements, including:

•                  the requirement that a majority of the board of directors of our General Partner consist of independent directors;

•                  the requirement that the board of directors of our General Partner have a nominating/corporate governance committee that is composed entirely of independent directors; and

•                  the requirement that the board of directors of our General Partner have a compensation committee that is composed entirely of independent directors.

As a result of these exemptions, our General Partner’s board of directors is not comprised of a majority of independent directors, our General Partner’s compensation committee may not be comprised entirely of independent directors and our General Partner’s board of directors does not currently intend to establish a nominating/corporate governance committee.  Accordingly, unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.  See “Item 10. Directors, Executive Officers and Corporate Governance — Our Management.”

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to audit, our internal controls over financial reporting.  We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and under current rules will be required to comply with Section 404 in our annual report for the year ended December 31, 2013.  Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board (or PCAOB) rules and regulations that remain unremediated.  Although we produce our financial statements in accordance with U.S. generally accepted accounting principles (GAAP), our internal accounting controls may not currently meet all standards applicable to companies with publicly traded securities.  As a publicly traded partnership, we will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC.  If we do not implement improvements to our disclosure controls and procedures or to our internal controls in a timely manner, our independent registered public accounting firm may not be able to certify as to the effectiveness of our internal controls over financial reporting pursuant to an audit of our internal controls over financial reporting.  This may subject us to adverse regulatory consequences or a loss of confidence in the reliability of our financial statements.  We could also suffer a loss of confidence in the reliability of our financial statements if our independent registered public accounting firm reports a material weakness in our internal controls, if we do not develop and maintain effective controls and procedures or if we are otherwise unable to deliver timely and reliable financial information.  Any loss of confidence in the reliability of our financial statements or other negative reaction to our failure to develop timely or adequate disclosure controls and procedures or internal controls could result in a decline in the price of our common units.  In addition, if we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and the price of our common units may be adversely affected.

Risks Related to an Investment in Us

The board of directors of our General Partner has adopted a policy to distribute all of the available cash we generate each quarter, which could limit our ability to grow and make acquisitions.

The board of directors of our General Partner has adopted a policy to distribute all of the available cash we generate each quarter to our unitholders.  As a result, our General Partner will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures.  As such, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.

In addition, because the board of directors of our General Partner has adopted a policy to distribute all of the available cash we generate each quarter, our growth may not be as robust as that of businesses that reinvest their available cash to expand ongoing operations.  To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units will decrease the amount we distribute on each outstanding unit.  There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units.  The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, would reduce the available cash that we have to distribute to our unitholders.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities – Our Cash Distribution Policy.”

Our General Partner, which is indirectly owned by funds controlled by Lindsay Goldberg and York Capital, has fiduciary duties to Lindsay Goldberg and York Capital, and the interests of Lindsay Goldberg and York Capital may differ significantly from, or conflict with, the interests of our public common unitholders.

Our General Partner is responsible for managing us.  Although our General Partner has legal duties to manage us in good faith, these duties are specifically limited by the express terms of our partnership agreement, and the directors and officers of our General Partner also have fiduciary duties to manage our General Partner in a manner beneficial to Lindsay Goldberg and York Capital, which collectively own 84% of our General Partner.  The interests of Lindsay Goldberg and York Capital may differ from, or conflict with, the interests of our common unitholders.  In resolving these conflicts, our General Partner may favor its own interests or the interests of Lindsay Goldberg and York Capital over our interests and those of our common unitholders.

The potential conflicts of interest include, among others, the following:

•                  Neither our partnership agreement nor any other agreement will require the owners of our General Partner to pursue a business strategy that favors us.  The affiliates of our General Partner have fiduciary duties to make decisions in their own best interests and in the best interest of their owners, which may be contrary to our interests.  Our General Partner’s affiliates may engage in business or activities that may be in direct competition with us.  In addition, our General Partner is allowed to take into account the interests of parties other than us or our unitholders, such as its owners, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

•                  Our General Partner has limited its liability and duties under our partnership agreement and has also restricted the remedies available to our unitholders for actions that, without those limitations and reductions, might constitute breaches of fiduciary duty.  As a result of purchasing common units, unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law.

•                  The board of directors of our General Partner will determine the amount and timing of asset purchases and sales, capital expenditures, borrowings, repayment of indebtedness and issuances of additional partnership interests, each of which can affect the amount of cash that is available for distribution to our common unitholders.

•                  Our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.  There is no limitation on the amounts our General Partner can cause us to pay it or its affiliates.

•                  Our General Partner may exercise its rights to call and purchase all of our common units if at any time it and its affiliates own more than 80% of the common units.

•                  Our General Partner will control the enforcement of obligations owed to us by it and its affiliates.  In addition, our General Partner will decide whether to retain separate counsel or others to perform services for us.

•                  Our General Partner determines which costs incurred by it and its affiliates are reimbursable by us.

Our partnership agreement limits the liability and duties of our General Partner and restricts the remedies available to us and our common unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.

Fiduciary duties are generally considered to include an obligation to act in good faith and with due care and loyalty. The duty of care, in the absence of a provision in a partnership agreement providing otherwise, would generally require a general partner to act for the partnership in the same manner as a prudent person would act on his own behalf. The duty of loyalty, in the absence of a provision in a partnership agreement providing otherwise, would generally require that any action taken or transaction engaged in be entirely fair to the Partnership.

Our partnership agreement limits the liability and duties of our General Partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty.  Delaware partnership law permits such contractual reductions of fiduciary duty.  By purchasing common units, common unitholders consent to be bound by the partnership agreement, and pursuant to our partnership agreement, each holder of common units consents to various actions and conflicts of interest contemplated in our partnership agreement that might otherwise constitute a breach of fiduciary or other duties under Delaware law.  Our partnership agreement contains provisions that reduce the standards to which our General Partner would otherwise be held by state fiduciary duty law.  For example:

•                  Our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to its capacity as General Partner.  This entitles our General Partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, our common unitholders.  Decisions made by our General Partner in its individual capacity will be made by our sponsors, as the primary owners of our General Partner, and not by the board of directors of our General Partner.  Examples include the exercise of the General Partner’s call right, its voting rights with respect to any common units it may own and its determination whether or not to consent to any merger or consolidation or amendment to our partnership agreement.

•                  Our partnership agreement provides that our General Partner will not have any liability to us or our unitholders for decisions made in its capacity as General Partner so long as it acted in good faith, meaning it believed that the decisions were not adverse to the interests of our partnership.

•                  Our partnership agreement provides that our General Partner and the officers and directors of our General Partner will not be liable for monetary damages to us for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our General Partner or those persons acted in bad faith or, in the case of a criminal matter, acted with knowledge that such person’s conduct was criminal.

•                  Our partnership agreement provides that our General Partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

•                  Approved by the conflicts committee of the board of directors of our General Partner, although our General Partner is not obligated to seek such approval; or

•                  Approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our General Partner must be made in good faith.  Our partnership agreement generally provides that affiliated transactions and resolutions of conflicts of interest not involving a vote of unitholders and that are not approved by the conflicts committee of the board of directors of our General Partner must be:

•                  on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

•                  “fair and reasonable” to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us).

If our General Partner does not seek approval from the conflicts committee of its board of directors or the common unitholders, and its board of directors determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the bullet points above, then it will be presumed that, in making its decision, the board of directors, which may include board members affected by the conflict of interest, acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the Partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. These standards reduce the obligations to which our General Partner would otherwise be held.

By purchasing a common unit, a unitholder will become bound by the provisions of our partnership agreement, including the provisions described above.

Our sponsors have the power to appoint and remove our General Partner’s directors.

Our sponsors have the power to elect all of the members of the board of directors of our General Partner.  Our General Partner has control over all decisions related to our operations.  See “Item 10. Directors, Executive Officers and Corporate Governance—Our Management.”

Our public unitholders do not have an ability to influence any operating decisions and will not be able to prevent us from entering into any transactions.  Furthermore, the goals and objectives of our sponsors, as the owner of our General Partner, may not be consistent with those of our public unitholders.

Common units are subject to our General Partner’s call right.

If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by public unitholders at a price not less than their then-current market price, as calculated pursuant to the terms of our partnership agreement.  As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment.  You may also incur a tax liability upon a sale of your common units.  Our General Partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right.  There is no restriction in our partnership agreement that prevents our General Partner from issuing additional common units and then exercising its call right.  Our General Partner may use its own discretion, free of fiduciary duty restrictions, in determining whether to exercise this right.

Our unitholders have limited voting rights and are not entitled to elect our General Partner or our General Partner’s directors.

Unlike the holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business.  Unitholders will have no right to elect our General Partner or our General Partner’s board of directors on an annual or other continuing basis.  The board of directors of our General Partner, including the independent directors, will be chosen entirely by our sponsors as the owner of the General Partner and not by our common unitholders.  Unlike publicly traded corporations, we will not hold annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders.  Furthermore, even if our unitholders are dissatisfied with the performance of our General Partner, they will have no practical ability to remove our General Partner.  As a result of these limitations, the price at which the common units will trade could be diminished.

Our public unitholders do not have sufficient voting power to remove our General Partner without our sponsors’ consent.

Our sponsors directly and indirectly own approximately 63% of our common units, which means holders of common units are not able to remove the General Partner, under any circumstances, unless our sponsors sell some of the common units that they own or we sell additional units to the public.

Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units (other than our General Partner and its affiliates and permitted transferees).

Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our General Partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our General Partner, may not vote on any matter.  Our partnership agreement also contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the ability of our common unitholders to influence the manner or direction of management.

Cost reimbursements due to our General Partner and its affiliates will reduce cash available for distribution to you.

Prior to making any distribution on our outstanding units, we will reimburse our General Partner for all expenses it incurs on our behalf including, without limitation, salary, bonus, incentive compensation and other amounts paid to its employees and executive officers who perform services for us.  There are no limits contained in our partnership agreement on the amounts or types of expenses for which our General Partner and its affiliates may be reimbursed.  The payment of these amounts, including allocated overhead, to our General Partner and its affiliates could adversely affect our ability to make distributions to you.

Unitholders may have liability to repay distributions.

In the event that: (1) we make distributions to our unitholders when our nonrecourse liabilities exceed the sum of (a) the fair market value of our assets not subject to recourse liability and (b) the excess of the fair market value of our assets subject to recourse liability over such liability, or a distribution causes such a result, and (2) a unitholder knows at the time of the distribution of such circumstances, such unitholder will be liable for a period of three years from the time of the impermissible distribution to repay the distribution under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (the Delaware Act).

Likewise, upon the winding up of the Partnership, in the event that (1) we do not distribute assets in the following order: (a) to creditors in satisfaction of their liabilities; (b) to partners and former partners in satisfaction of liabilities for distributions owed under our partnership agreement; (c) to partners for the return of their contribution; and finally (d) to the partners in the proportions in which the partners share in distributions and (2) a unitholder knows at the time of such circumstances, then such unitholder will be liable for a period of three years from the impermissible distribution to repay the distribution under Section 17-807 of the Delaware Act.

Our General Partner’s interest in us and the control of our General Partner may be transferred to a third party without unitholder consent.

Our General Partner may transfer its general partner interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders.  Furthermore, there is no restriction in our partnership agreement on the ability of the owners of our General Partner to transfer their equity interests in our General Partner to a third party.  The new equity owner of our General Partner would then be in a position to replace the board of directors and the officers of our General Partner with its own choices and to influence the decisions taken by the board of directors and officers of our General Partner.

We may issue additional common units and other equity interests without your approval, which would dilute your existing ownership interests.

Under our partnership agreement, we are authorized to issue an unlimited number of additional interests without a vote of the unitholders.  The issuance by us of additional common units or other equity interests of equal or senior rank will have the following effects:

•                  the proportionate ownership interest of unitholders immediately prior to the issuance will decrease;

•                  the amount of cash distributions on each unit will decrease;

•                  the ratio of our taxable income to distributions may increase;

•                  the relative voting strength of each previously outstanding unit will be diminished; and

•                  the market price of the common units may decline.

In addition, our partnership agreement does not prohibit the issuance of equity interests by our subsidiary, which may effectively rank senior to the common units.

Units eligible for future sale may cause the price of our common units to decline.

Sales of substantial amounts of our common units in the public market, or the perception that these sales may occur, could cause the market price of our common units to decline.  This could also impair our ability to raise additional capital through the sale of our equity interests.

We have 139,000,000 common units outstanding, of which 104,000,000 common units are owned, directly and indirectly, by the PL Manufacturing Members.

In connection with our IPO, we entered into a registration rights agreement with David Lumpkins, Nathan Ticatch and our sponsors pursuant to which we may be required to register the sale of the common units they hold under the Securities Act and applicable state securities laws.

Tax Risks

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states.  If the Internal Revenue Service, or IRS, were to treat us as a corporation for U.S. federal income tax purposes or we were to become subject to material amounts of entity-level taxation for state tax purposes, our cash available for distribution to you would be substantially reduced.

The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for U.S. federal income tax purposes.  Despite the fact that we are organized as limited partnerships under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely be liable for state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because taxes would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

In Texas, the only state in which we currently conduct business, we will be subject to an entity-level tax on any portion of our income that is generated in Texas in the prior year. Imposition of any such additional taxes on us or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders. If we were to conduct business in other states in the future, we may also be subject to a material amount of entity-level taxation in such states which would reduce our cash available for distribution to our unitholders.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

You will be required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, you will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income whether or not you receive cash distributions from us.  You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability that results from that income.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of us as a partnership for federal income tax purposes.

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Lindsay Goldberg and York Capital Management collectively own, directly and indirectly, 63% of our common units. When combined with routine sales of our common units on the open market, material sales or transfers of their common units could cause a technical termination of our partnership. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.  Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income.  In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination.  If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred.  The IRS recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units.  Because distributions in excess of your allocable share of our net taxable income decrease your tax basis in your common units, the amount, if any, of such prior excess distributions with respect to the units you sell will, in effect, become taxable income to you if you sell such units at a price greater than your tax basis in those units, even if the price you receive is less than your original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation recapture.  In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if you sell your units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or IRAs), and non-U.S. persons raises issues unique to them.  For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income.  If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our cash available for distribution to you.

The IRS may adopt positions that differ from the positions we take.  It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take.  A court may not agree with some or all of the positions we take.  Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade.  Our costs of any contest with the IRS will be borne indirectly by our unitholders and our General Partner because the costs will reduce our cash available for distribution.

We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased.  The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations.  A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you.  It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

We will prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred.  The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred.  Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service.  The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted.  Accordingly, our counsel is unable to opine as to the validity of this method.  If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of units) may be considered as having disposed of those units.  If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition.  Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income.  Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

Unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to federal income taxes, unitholders may become subject to other taxes, including state, local and non-U.S. taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by jurisdictions in which we conduct business or own property in the future, even if they do not live in any of those jurisdictions.  We currently conduct business only in Texas, which does not impose a personal income tax but does impose a tax on corporations and other entities.  We may own property or conduct business in other states or non-U.S. countries in the future.  Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of those various jurisdictions.  Further, unitholders may be subject to penalties for failure to comply with those requirements.  It is the unitholder’s responsibility to file all U.S. federal, state, local and non-U.S. tax returns.

Item 1B.                        Unresolved Staff Comments.

None.

Item 2.                                 Properties.

Information regarding our properties is contained in Part I, “Item 1. Business.”

Item 3.                                 Legal Proceedings.

We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business.  We are not party to any pending legal proceedings that we believe will have a material adverse effect on our business, and there are no existing legal proceedings where we believe that the reasonably possible loss or range of loss is material.

Item 4.                                 Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common units are listed on the NYSE under the symbol “PDH.”

The following table sets forth the range of high and low sales prices of our common stock as reported by the NYSE:

	High	Low	Cash Distributions(1)
2012
Second Quarter(2)	$17.06	$10.00	$0.26
Third Quarter	$13.95	$10.10	$0.21
Fourth Quarter	$13.95	$10.51	$0.28

(1)                       Cash distributions for a quarter are declared and paid in the following calendar quarter.  See the section of this report entitled “Our Cash Distribution Policy” below for a discussion of our policy regarding distribution payments.

(2)                       Represents the period from May 4, 2012, the date on which our common stock began trading on the NYSE, through June 30, 2012.

On March 1, 2013, the last sale price of our common units, as reported on the NYSE, was $15.95 per common unit.

Our common units are used as a form of compensation to our employees. Additional information regarding our equity compensation plans is included in Part III of this report under “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Holders

The number of holders of record of our common units was three on March 1, 2013.  The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Our Cash Distribution Policy

The board of directors of our General Partner has adopted a policy pursuant to which we will distribute all of the available cash we generate each quarter.  Available cash for each quarter will be determined by the board of directors of our General Partner following the end of such quarter.  We expect that available cash for each quarter will generally equal our cash flow from operations for the quarter, less cash needed for capital expenditures, debt service and other contractual obligations, reserves for future operating or capital needs that the board of directors of our General Partner deems necessary or appropriate and reserves to fund quarterly distributions to our unitholders during future periods of decreased production associated with planned maintenance turnarounds.  Available cash will be calculated after giving pro forma effect to any contributions received (or to be received) by us, if any, and any special distributions paid (or to be paid) by us under the omnibus agreement.  Except in connection with our triennial maintenance projects, we do not intend to maintain excess distribution coverage or reserve cash for the purpose of maintaining stability or growth in our quarterly distribution.  We do not intend to incur debt to pay quarterly distributions.  We expect to finance substantially all of our growth externally, either by debt issuances or additional issuances of equity.

Because our policy is to distribute all available cash we generate each quarter, our unitholders will have direct exposure to fluctuations in the amount of cash generated by our business.  We expect that the amount of our quarterly distributions, if any, will vary based on our operating cash flow during each quarter.  Though such variations will be mitigated in respect of periods of planned maintenance downtime by the application of cash reserves, our quarterly cash distributions, if any, will generally not be stable and will vary from quarter to quarter and year to year as a direct result of variations in (i) our operating performance (ii) cash flow caused by fluctuations in the price of propane and propylene, working capital or capital expenditures and (iii) such other cash reserves deemed necessary and appropriate by the board of directors of our General Partner.  Such variations may be significant.  The board of directors of our General Partner may change the foregoing distribution policy at any time.  Our partnership agreement does not require us to pay cash distributions to our unitholders on a quarterly or other basis.

A decision by the board of directors of our General Partner to hold cash reserves as described above may have an adverse impact on the available cash in the quarter in which the reserves are withheld and a corresponding mitigating impact on the future quarter(s) in which the reserves are utilized.

For example, in the period preceding our triennial planned outages for major maintenance associated with the change-out of our reactor catalyst, the board of directors of our General Partner has and currently intends to continue to reserve amounts to fund (i) the capital costs associated with the change-out of our reactor catalyst described elsewhere in this annual report, (ii) acquisition costs related to the purchase of propylene as inventory for sales to our customers during the turnaround and/or (iii) all or a portion of the margin projected to be foregone as a result of the loss of production during the downtime associated with the outage. Based upon the decisions made by the board of directors of our General Partner, the cash available for distribution in the period between such planned maintenance events in which the reserves are withheld may be adversely impacted.  Conversely, additional amounts may be required to be reserved from available cash generated in a quarter subsequent to such a planned maintenance event should the scope of the actual work performed during such period be materially different than that planned.  Based on the foregoing, through December 31, 2012, we have retained approximately $59 million designated to cover the foregoing costs. Of this amount we have withheld $3.4 million from the second quarter distribution and $5.9 million from the third quarter distribution for the foregoing costs with the remainder funded by the pre-IPO investors. In addition we intend to withhold $5.9 million from each future quarterly  distribution to cover such costs.

Limitations on Cash Distributions; Our Ability to Change Our Cash Distribution Policy

There is no guarantee that unitholders will receive quarterly cash distributions from us.  Our unitholders have no contractual or other legal right to receive cash distributions from us on a quarterly or other basis. The board of directors of our General Partner has adopted a policy pursuant to which we will distribute to our unitholders each quarter all of the available cash we generate each quarter as described above and as determined quarterly by the board of directors of our General Partner, but it may change this policy at any time.  Our distribution policy is subject to certain restrictions, including:

•                  Our feedstock supply agreement and our propylene sales contracts contain market-based pricing provisions.  The market prices of both propane and propylene depend upon other factors, such as the price of crude oil, cyclical trends in end user markets and supply and demand imbalances.  As a result of such commodity price exposure, our business performance is expected to be more cyclical and volatile, and our cash flows are expected to be less stable, than the business performance and cash flows of publicly traded partnerships that derive their cash flows from fee-based income.  As a result, our quarterly cash distributions may be cyclical and volatile and are expected to vary quarterly and annually.

•                  Unlike many publicly traded partnerships, we will not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase quarterly distributions over time.  Furthermore, none of our limited partner interests, including those held by the PL Manufacturing Members, will be subordinate in right of distribution payment to our common units.

•                  Under Section 17-607 of the Delaware Act, we may not make a distribution to our limited partners if the distribution would cause our liabilities to exceed the fair value of our assets.

•                  Our distribution policy will be subject to restrictions on distributions under our credit facilities.  Our ability to make distributions to common unitholders will depend, in part, on our fixed charge coverage ratio, and the absence of a default or event of default under the facilities.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facilities.” Should we be unable to satisfy these restrictions under our credit facilities, our ability to make cash distributions to unitholders would be curtailed.

•                  We may lack sufficient cash to make distributions to our unitholders due to a number of factors that would adversely affect us, including but not limited to decreases in sales or increases in operating expenses, principal and interest payments on debt, working capital requirements, capital expenditures, disruptions in the operations of our facility or anticipated cash needs.  See “Item 1A. Risk Factors” for information regarding these factors.

We intend to pay our quarterly distributions within 45 days of the end of the first, second and third quarters and within 60 days of the end of the fourth quarter.

Equity Compensation Plans

Our common units are used as a form of compensation to our employees. Additional information regarding our equity compensation plans is included in Part III of this report under the caption “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Repurchase of Equity Securities

We did not repurchase any of our common units subsequent to the IPO, and we do not have any announced or existing plans to repurchase any of our common units other than potential repurchases in providing units in connection with the vesting of small numbers of phantom units under our long-term incentive plan (or LTIP).

Item 6.                                 Selected Financial Data

This data should be read in conjunction with, and is qualified in its entirety by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

The selected financial data under the caption Balance Sheet Data as of December 31, 2012 and 2011 and under the captions Statement of Operations Data and Cash Flow Data for each of the three years in the period ended December 31, 2012, have been derived from our audited consolidated financial statements included in  Item 8. “Financial Statements and Supplementary Data.” The selected financial data under the caption Balance Sheet Data as of December 31, 2010, 2009 and 2008 and under the captions Statement of Operations Data and Cash Flow Data for each of the two years in the period ended December 31, 2009, have been derived from our audited combined financial statements not included herein.

The information presented in the selected financial data below contains the combined financial results of PL Propylene LLC, our predecessor for accounting purposes, as of and for all years presented through December 31, 2011. The consolidated financial results for the year ended December 31, 2012, also include the results of operations of the Partnership for the period beginning March 30, 2012, the date of the contribution of our predecessor’s net assets to the Partnership. The consolidated balance sheet as of December 31, 2012, presents the consolidated financial position of the Partnership.

On May 9, 2012, we completed our IPO of 35,000,000 common units. A portion of our fiscal year 2012 results prior to our IPO are included in the total 2012 results presented herein. The Partnership has omitted net income per unit for all periods other than the period ended December 31, 2012, as the Partnership operated under a different capital structure prior to the closing of the IPO and, as a result, the per unit data would not be meaningful to investors. Per unit data is computed for the period from the closing of the IPO on May 9, 2012, through December 31, 2012.

Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors and commercial banks, to assess:

•      the financial performance of our assets without regard to financing methods, capital structure, income taxes or significant non-cash expenses;

•      our operating performance and return on invested capital compared to those of other publicly traded limited partnerships, without regard to financing methods and capital structure;

•      our ability to generate cash sufficient to make distributions to our unitholders; and

•      our ability to incur and service debt and to fund capital expenditures.

Adjusted EBITDA should not be considered an alternative to net income, operating income, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA may have material limitations as a performance measure because it excludes some, but not all, items that affect net income from operations. In addition, Adjusted EBITDA presented by other companies may not be comparable to our presentation, since each company may define this term differently.

	Years Ended
	December 31,
	2012	2011	2010	2009	2008
	(dollars in millions, except per unit data
	and as otherwise indicated)
Statement of Operations Data:
Sales	$750.7	$614.9	$30.4	$—	$—
Cost of sales	528.6	496.8	41.9	—	—
General and administrative expense	66.2	73.3	22.9	4.3	4.7
Development expense	11.6	—	—	—	—
Management fee	0.7	2.0	—	—	—
Loss on derivatives	166.3	1.7	—	—	—
Operating income (loss)	(22.7)	41.1	(34.4)	(4.3)	(4.7)
Interest income (expense), net	(26.2)	(17.9)	(5.4)	(0.2)	0.7
Loss on early extinguishment of debt	(7.0)
Other income	—	0.1	0.1	—	—
Income (loss) before income tax expense	$(55.9)	$23.3	$(39.7)	$(4.5)	$(4.0)
Income tax expense	(0.8)	(1.4)	—	—	—
Net income (loss)	$(56.7)	$21.9	$(39.7)	$(4.5)	$(4.0)
Net income per common unit, basic and diluted(1)	$0.39
Distributions per common unit, basic and diluted(2)	0.75
Weighted average number of common units, basic and diluted	139.0
Balance Sheet Data (at end of period):
Cash (including restricted cash balances)	$31.4	$45.8	$6.9	$30.0	$71.8
Working capital(3)	108.4	64.0	16.0	9.9	61.4
Total assets	798.1	741.5	668.9	484.6	214.1
Total debt, net of discount (including current portion)	341.3	145.1	189.5	94.7	—
Net Predecessor equity	—	544.8	456.1	365.5	202.9
Partners’ capital	$329.9	$	$—	$—	$—
Cash Flow Data
Cash flows provided by (used in) operating activities	$121.0	$84.6	$(53.2)	$—	$(1.0)
Cash flows used in investing activities	(37.6)	(28.5)	(157.4)	(281.2)	(170.0)
Cash flows provided by (used in) financing activities	(52.0)	(56.1)	210.7	249.1	203.0
Financial and Other Data:
Adjusted EBITDA(4)	208.9	144.8	(12.6)	(3.6)	(2.0)
Capital expenditures	25.4	28.5	187.5	291.0	130.2
Key Operating Data:
Production volume (thousand pounds, unless otherwise noted):
Propylene	1,261,669	844,608	76,522	—	—
Hydrogen (thousand standard cubic feet, MSCF)	5,447,047	3,802,923	—	—	—
C4 mix/C5+ streams	28,909	17,302	247	—	—

(1) Net income (loss) per common unit for a given period is based on the distributions that are made to the unitholders plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings. Prior to the IPO, we were wholly-owned by Propylene Holdings. Accordingly, net income per common unit is not presented for periods prior to the IPO. The table above reflects the net income per unit for the period from May 9, 2012, the closing date of the IPO, through December 31, 2012.

(2) Reflects the distributions paid per common unit in respect of the period from May 9, 2012, though December 31, 2012.

(3) Working capital is defined as current assets, including cash, less current liabilities, excluding bank debt.

(4) Adjusted EBITDA is defined as net income (loss) plus interest expense and amortization of deferred financing costs, income tax expense, depreciation, amortization and accretion, equity-based compensation expense, unrealized gain (loss) on derivatives and, effective May 9, 2012, realized gains and losses on the propane swaps.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income, on a historical basis for each of the periods indicated.

	Year Ended
	December 31,
	2012	2011	2010	2009	2008
	(dollars in millions)
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net income (loss)	$(56.7)	$21.9	$(39.7)	$(4.5)	$(4.0)
Plus:
Interest expense and amortization of deferred financing costs	26.2	17.9	5.4	0.8	—
Loss on early extinguishment of debt	7.0	—	—	—	—
Income tax expense	0.8	1.4	—	—	—
Depreciation, amortization and accretion	33.9	37.5	7.2	0.1	—
Equity-based compensation expense	57.4	64.4	14.5	—	2.0
Unrealized loss on derivatives	61.4	1.7	—	—	—
Realized loss on derivatives(5)	78.9	—	—	—	—
Adjusted EBITDA	$208.9	$144.8	$(12.6)	$(3.6)	$(2.0)

(5) Effective May 9, 2012, pursuant to the omnibus agreement, to the extent that we make payments for realized losses under the propane swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, has been and will continue to be responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we make under such propane swaps during the applicable fiscal quarter or that we owe at the end of the quarter. See discussion of the omnibus agreement in Note 2 to our consolidated financial statements included elsewhere in this Report.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of the financial condition and results of operations for the Partnership in conjunction with the financial statements and notes thereto of PetroLogistics LP, which are included in this report in Item 8, and information set forth in Risk Factors under Item 1A.

Overview

We currently own and operate the only U.S. propane dehydrogenation (or PDH) facility (or the facility) producing propylene from propane.  Propylene is one of the basic building blocks for petrochemicals that is utilized in the production of a variety of end uses including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products.  We are the only independent, dedicated “on-purpose” propylene producer in North America.  We are strategically located in the vicinity of the Houston Ship Channel which is situated within the largest propylene consumption region in North America. We also have access to the leading global fractionation and storage hub for propane located at Mt.  Belvieu, Texas.  Our location provides us with excellent access and connectivity to both customers and feedstock suppliers.  Our facility had an original nameplate capacity of 1.2 billion pounds of propylene annually. However, based on plant optimization and operating improvements, our facility currently has an annual production capacity of approximately 1.4 billion pounds. In 2012 we produced 1.26 billion pounds of propylene.  We commenced operations in October 2010 followed by an approximately year-long start-up and plant optimization phase.

We currently have multi-year contracts for the sale of our propylene with The Dow Chemical Company (or Dow), Total Petrochemicals USA, Inc. (or Total), BASF Corporation (or BASF) and INEOS Olefins and Polymers USA (or INEOS) that expire between 2013 and 2018 and a one-year contract with LyondellBasell Industries N.V. (or LyondellBasell) that ends in December 2013.  We are currently in ongoing negotiations with both INEOS and BASF regarding extensions to each of their contracts beyond their current December 2013 termination dates.  Our customer contracts provide for minimum and maximum offtake volumes, with the minimum customer-contracted volumes representing approximately 78% of our current facility capacity and the maximum reflecting approximately 100% of our current facility capacity.  Each of our customer contracts contain pricing terms based upon market rates.  In addition to our contracted sales, we have and will continue to make additional propylene sales on a spot basis.  We also opportunistically purchase propylene on a spot basis to enable us to maintain adequate inventory.

Propylene comprised 97% of our sales in 2012. In addition to propylene, we also produce commercial quantities of hydrogen and C4 mix/C5+ streams, which do not represent a material part of our production.

Factors Affecting the Comparability of Future Results

Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•                  Our facility did not generate sales until we commenced operations in October 2010.  We commenced operations in October 2010.  Accordingly, our financial statements for the year ended December 31, 2010, reflect limited operations from October 21, 2010 through the end of the year.

•                  Our historical results of operations reflect equity-based compensation expense that may not be indicative of future equity-based compensation expense.  Our results of operations for periods ending on or before December 31, 2011 reflect equity-based compensation expense related to profits interests awarded to both our employees and certain employees of affiliated entities, who were treated for accounting purposes as non-employees.  As of January 1, 2012, our employees became employees of our General Partner.  Profits interest awards granted to non-employees were subject to periodic fair value adjustments as the awards vested. The changes in fair value were recognized in our statement of comprehensive income (loss) during the period the related services are rendered, resulting in greater volatility of our results of operations.  Because certain members of our senior management were treated as non-employees for accounting purposes, these fair value adjustments have significantly affected our historical results of operations for periods ending on or before December 31, 2011.  The profits interest awards outstanding at the time of our initial public offering (IPO) became fully vested as of the completion of our IPO, and we recorded equity-based compensation expense of $43.7 million in the second quarter of 2012, for a total of $54.8 million in 2012 for the profits interest awards.  No additional expense related to these awards has been recorded after May 9, 2012, nor will any be recorded in the future.  However, we have and will continue to make future equity-based compensation awards pursuant to our long-term incentive plan, which will again require us to record equity-based compensation expense.  See “Item 11. Executive Compensation––Compensation Discussion and Analysis.”

•                  We are incurring additional general and administrative expenses as a publicly traded partnership.  Since our IPO in May 2012, we have begun to incur additional general and administrative expenses as a consequence of being a publicly traded limited partnership, including costs associated with compliance under the Exchange Act, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and directors’ compensation. In addition, we will incur incremental expenses associated with the initial implementation of our Sarbanes-Oxley 404 evaluation of internal controls as well as the costs associated with a change in our accounting information systems.

•                  Our historical results of operations reflect allocated administrative costs that may not be indicative of future administrative costs.  Our financial statements for periods prior to our IPO include certain costs of a formerly affiliated company that were incurred on our behalf.  These costs, which are reflected in general and administrative expense, were billed to us pursuant to a services agreement entered into in 2008 (the former services agreement).  Our 2011 and prior financial statements include certain expenses incurred which may include, but are not necessarily limited to, executive management and employee salaries and benefits, travel and entertainment expenses, rent and other general and administrative expenses.  Such expenses were allocated to us based upon certain assumptions and estimates that were made in order to allocate a reasonable share of such expenses from the formerly affiliated company to us so that our financial statements would reflect substantially all the costs of conducting our business.  The former services agreement terminated at the end of 2011.  We entered into a services agreement with our General Partner on January 1, 2012, pursuant to which the General Partner provides certain operational, managerial and general administrative services to us. All employees of PL Propylene and the formerly affiliated company became employees of our General Partner on January 1, 2012. We reimburse the General Partner for all direct and indirect expenses the General Partner incurs or payments the General Partner makes on our behalf including, without limitation, salary, bonus, incentive cash compensation and employee benefits. The amounts we pay the General Partner for these services are reported in the statements of comprehensive income (loss) in the line item to which the expense relates. The amounts charged or allocated to us under the former and current services agreements are not necessarily indicative of the costs that we will incur going forward.

•                  We will periodically experience planned and unplanned downtime.  Safe and reliable operations at our facility are critical to our performance and financial results.  As such, we plan for periodic future periods of major maintenance.  Our first triennial maintenance project will commence in the second half of 2013, at which time the most significant activity will be to replace the reactor catalyst which is required approximately every three years based on facilities of similar design. We expect that the 2013 plant turnaround will last approximately four weeks and the work will cost approximately $35 million.  We anticipate future catalyst change-out projects to be similar as to time and cost.  For accounting purposes the costs that meet certain U.S. generally accepted accounting principles (GAAP) criteria will be deferred and amortized using the straight-line method over the period until the next plant turnaround, which is approximately three years.  In addition to the triennial maintenance projects, more significant maintenance projects will be undertaken approximately every nine years and will include change-out of the reactor catalyst and overhauls of selected pieces of equipment.  We anticipate these projects to take approximately six weeks.  Additionally, we may undertake capital projects in connection with major maintenance and/or expansion projects.  If we elect to undertake such projects, these capital projects will require additional time and expense.  We experienced planned downtime in late October through early November 2011 in order to undertake capital and maintenance projects.

In addition to planned downtime for major maintenance projects, we may experience periods of unplanned downtime.  For example, in mid-December 2012, our facility experienced a mechanical failure in one of our compressors, resulting in approximately three weeks of unplanned downtime. We expect to be able to mitigate the financial and operational impact of future unplanned downtime through a targeted program of routine maintenance and diligent monitoring of our systems.  Downtime, whether planned or unplanned, may result in lost sales and margin, increased capital and maintenance expenditures and working capital changes.

•                  We may enter into different financing arrangements.  Our current financing arrangement may not be representative of the arrangements we will enter into in the future.  For descriptions of our current financing arrangements, see “—Liquidity and Capital Resources.”

•                  Our historical results of operations reflect losses on commodity derivative contracts that may not be indicative of future results of operations. Commencing October 2011, we entered into commodity derivative contracts (the propane swaps) with settlement dates in 2012 and 2013. While the Partnership does not ultimately bear the cost of the propane swaps as a result of the omnibus agreement, it remains a party to the propane swaps, and will be obligated to make payments to the propane swap counterparties as they come due and to post any collateral as required, under the terms of the propane swap. See “Item 7A Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk.” As a result, the Partnership will continue to record the fair value of the propane swaps on its balance sheet with the related charge being reflected in its statement of comprehensive income (loss). Volatility in the propane and crude oil commodity markets significantly affects the fair value of our commodity derivative contracts which significantly affects the gains or losses on commodity derivative contracts recognized in our statements of comprehensive income (loss). For the years ended December 31, 2012 and 2011, we incurred losses on commodity derivative contracts totaling $166.3 million and $1.7 million, respectively. Our results of operations for periods prior to 2011 do not reflect income or loss on commodity derivative contracts.  See “—Liquidity and Capital Resources.”

Factors Affecting Results

We believe key factors that influence our business and impact our operating results are (1) the propane-to-propylene spread, (2) our facility’s capacity utilization, (3) customer sales and (4) our propane-to-propylene conversion factor.

Propane-to-Propylene Spread

The price spread between propane, our sole feedstock, and propylene, our primary product, largely determines our gross margin and is the key driver of our profitability.

Propylene sales constitute substantially all of our sales.  Propylene is a commodity, and its price can be cyclical and highly volatile.  The price of propylene depends on a number of factors, including general economic conditions, cyclical trends in end-user markets and supply and demand imbalances.  The customers under our propylene sales contracts (Dow, Total, BASF, INEOS and LyondellBasell) each pay market-based prices for propylene, and a significant decrease in propylene prices would have a material adverse effect on revenue generated from these customers.  In addition, a decrease in the price of propylene would result in decreased revenue from any sales of propylene on the spot market.  For example, in the second quarter of 2012 propylene prices fell sharply, which adversely affected our cash flows and results of operations.  For 2012, the average propane-to-propylene spread was 31.9 cents per pound.  Assuming sales of 1.3 billion pounds, a one cent increase (decrease) in the propane-to-propylene spread results in an increase (decrease) of $13 million in gross margin and approximately $0.09 per unit in distributable cash flow.

Propane is the sole feedstock in our production process, and the cost of propane represents a substantial portion of our cost of sales.  Enterprise supplies 100% of our required propane feedstock volume under a multi-year contract at market-based prices, which prices are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control.  See “Item 7A Quantitative and Qualitative Disclosures about Market Risk.”

Capacity Utilization

Our facility had an original nameplate capacity of 1.2 billion pounds of propylene annually. However, based on plant optimization and operating improvements, our facility currently has an annual production capacity of approximately 1.4 billion pounds. In 2012 we produced 1.26 billion pounds of propylene.  Actual annual production will vary based on a number of factors, including the amount of downtime for planned and unplanned maintenance on the facility and overall efficiency of the facility. During 2012 our facility operated at an average capacity utilization rate of approximately 87%.  Any significant planned or unplanned downtime may affect not only production, and therefore sales, but also capital expenditures and direct operating expenses, primarily maintenance expenses, and fuel and utilities.

Customer Sales

Our results are affected by customer demand. When propylene production exceeds customer nominations, we build inventory for future sales or seek opportunities to sell the excess production on the spot market. When customer nominations exceed our propylene production and we elect not to declare force majeure, we satisfy the shortfall out of inventory or purchase propylene on the spot market.  In certain circumstances, a customer will nominate more than it will actually take in a month.  In those situations, we deliver the excess product into storage, defer the sales recognition until the customer takes actual delivery and recognize an exchange inventory balance with the customer.  We invoice customers for quantities delivered to the customer and for quantities delivered into storage on the customer’s behalf and are paid by the customer based on its actual monthly nominations.  As a result of the foregoing, customer billings in one month may not result in sales until a future month.

Propane-to-Propylene Conversion Factor (Monomer Factor)

An important contributor to profitability is our propane-to-propylene conversion factor (monomer factor), which is a ratio that indicates how much propane is used to produce one pound of propylene.  For 2012 we had an average propane-to-propylene conversion factor of 1.0 pound of propylene for each 1.2 pounds of propane used which was in line with our expectations for the technology used in our production process.  This important statistic is a key performance metric. An increase (decrease) in the monomer factor of 0.01 results in an increase (decrease) in propane usage of approximately 3.1 million gallons per year based on annual production of 1.3 billion pounds of propylene.

How We Evaluate Our Performance

In addition to utilizing the key factors affecting our operating results described above to evaluate our performance, our management uses certain additional financial and operational measures as well.  These measures include Adjusted EBITDA and health, safety and environmental performance.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus interest expense and amortization of deferred financing costs (including loss on early extinguishment of debt), income tax expense, depreciation, amortization and accretion, equity-based compensation expense, unrealized gain (loss) on derivatives and, effective May 9, 2012, realized gains and losses on derivative contracts.  Pursuant to an omnibus agreement among our General Partner, the Partnership, Propylene Holdings LLC (Propylene Holdings), PL Propylene, and PL Manufacturing LLC (PL Manufacturing) (the omnibus agreement) to the extent we make payments on the propane swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we make under such propane swaps during the applicable fiscal quarter or that we owe at the end of the quarter resulting in a capital contribution to us and a zero net effect on cash and partners’ capital. Adjusted EBITDA is a non-U.S. GAAP financial measure that may be used by our management and by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

Adjusted EBITDA should not be considered an alternative to net income (loss), operating income (loss), cash flows from operating activities or any other measure of financial performance presented in accordance with U.S. GAAP. Our Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measures of other entities, as other entities may not calculate Adjusted EBITDA in the same manner as we do. Our management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable U.S. GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision-making processes. Adjusted EBITDA should not be viewed as indicative of the actual amount we have available for distributions or that we plan to distribute for a given period.

	Year Ended
	December 31,
	2012	2011	2010

Net cash provided by (used in) operations	$121,046	$84,647	$(53,248)
Changes in current assets and current liabilities	(14,877)	44,806	35,839
Deferred income tax benefit (expense)	289	(832)	—
Amortization of deferred financing costs and loan discount	(3,459)	(3,118)	(612)
Interest expense	26,231	17,855	5,421
Income tax expense	753	1,372	—
Realized loss on derivatives (1)	78,866	—	—
Adjusted EBITDA	$208,849	144,730	(12,600)

(1) Effective May 9, 2012, pursuant to the omnibus agreement, to the extent that we make payments for realized losses under the propane swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we make under such propane swaps during the applicable fiscal quarter or that we owe at the end of the quarter. The amount of realized loss on derivatives shown as an adjustment for EBITDA represents the amount received or to be received from PL Manufacturing and the PL Manufacturing Members. See “Item 13. Certain Relationships and Related Transactions and Director Independence—Transactions with Related Parties—Omnibus Agreement.”

Health, Safety and Environmental Performance

We consider our ability to manage our facility and customer needs in a safe and reliable manner to be a critical factor in assessing our performance.  Accordingly, we have an extensive training program and set annual goals on achieving operating performance and safety measures that promote the reliable operation of our facility and a safe working environment for our employees.  Further, we closely monitor all environmental metrics to assure compliance with all regulatory requirements and that we operate in an environmentally responsible manner.

Results of Operations

We have included the following descriptions of the components of our results of operations to assist in the review of the following discussion and analysis.

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

General and Administrative Expense.  General and administrative expense includes salary and benefits costs for executive management, accounting and information technology personnel, as well as legal, audit, tax and other professional service costs and charges for equity-based compensation expense.  In 2011, a portion of these costs were billed to us by an affiliated company pursuant to the former services agreement.  As of January 1, 2012, these services are provided by our General Partner.  See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Development Expense.  Development expense includes preliminary engineering and design work for capital projects which do not qualify for capitalization under GAAP.

Management Fee.  Management fee consists of the expense incurred through our management services agreement with Lindsay Goldberg.  This agreement terminated upon the completion of our IPO.

Loss on Derivatives, net.  Our commodity derivative contracts are recorded as derivative assets and liabilities, as applicable, at fair value on the balance sheet.  Our commodity derivative contracts do not qualify for hedge accounting treatment.  Consequently, the associated unrealized gains and losses are recorded as current expense or income in the statement of comprehensive income (loss).  Unrealized gains or losses on derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows until settlement occurs. For further discussion see “—Liquidity and Capital Resources.”

Interest Expense, Net.  Interest expense includes expense incurred on outstanding debt balances, the amortization of deferred financing fees and loan commitment expenses under our prior credit facility.  Loan commitment expense is comprised of the fees assessed on the unutilized portion of our credit facility.  Interest income results from earnings on available cash balances and is offset against interest expense.

Income Tax Expense.  As an entity operating in the State of Texas, we are subject to the Texas Margin Tax.  This tax represents a tax on gross margin, as adjusted, and is reported as income tax expense.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

	Year Ended December 31,
	2012	2011	Increase (Decrease)
	(Amounts in thousands)%
Sales	$750,653	$614,927	$135,726	22
Cost of sales	528,613	496,809	31,804	6
Gross profit	222,040	118,118	103,922	88
General and administrative expense	66,209	73,365	(7,156)	(10)
Development expense	11,637	—	11,637	N/A
Management fee	667	2,000	(1,333)	(67)
Loss on derivatives, net	166,281	1,667	164,614	9,875
Operating income (loss)	(22,754)	41,086	(63,840)	(155)
Interest expense, net	(26,156)	(17,853)	8,303	47
Loss on early extinguishment of debt	(7,018)	—	7,018	N/A
Other income	7	63	(56)	(89)
Income (loss) before income tax expense	(55,921)	23,296	(79,217)	(340)
Income tax expense	(753)	(1,372)	(619)	(45)
Net income (loss)	$(56,674)	$21,924	$(78,598)	(360)

Sales.   For the year ended December 31, 2012 we produced 1,261 million pounds of propylene compared to 845 million pounds during 2011, which represents an increase in production of 49%. In 2011, we had not yet achieved production rates at or near current capacity. Accordingly, production was limited, and as a result sales were lower during 2011. This increase in production volume for 2012 was offset by a decrease in the average polymer grade contract benchmark propylene price. In 2012, the average polymer grade contract benchmark price was 60.4 cents per pound compared to an average of 75.5 cents per pound for the same period in 2011, a price drop of 15.1 cents per pound or 20%.

Cost of Sales.

	Year Ended December 31,
	2012	2011	Increase (Decrease)
	(Amounts in thousands)%
Propane	$378,790	$361,035	$17,755	5
Fuel and utilities	32,787	36,285	(3,498)	(10)
Depreciation, amortization and accretion	33,869	37,529	(3,660)	(10)
Insurance and property taxes	14,479	9,813	4,666	48
Direct operating expenses and other	44,313	48,215	(3,902)	(8)
Total production costs	504,238	492,877	11,361	2
Change in product inventory	24,375	3,932	20,443	520
Cost of sales	$528,613	$496,809	$31,804	6

Cost of sales was $528.6 million, or approximately 70% of sales for 2012.  The primary component of cost of sales is the propane feedstock, which represented approximately 75% of total production costs for 2012 compared to 73% in 2011.  This increase is primarily due to an increase in the volume of propylene we produced at our facility. This increase in propane usage was partially offset by a decrease in propane pricing from an average of $1.46 per gallon in 2011 to $1.00 per gallon in 2012.  Fuel and utilities costs decreased in 2012, due to lower natural gas prices when compared to 2011.  Insurance and property taxes increased $4.7 million in 2012 as compared with 2011 due to increased insurance premiums and an increase in the assessed taxable value of the facility.  The change in product inventory represents the change in the value of the product inventory between the beginning and end of the period based on the weighted average cost of production. Direct operating and other expenses decreased $3.9 million in 2012 compared to 2011 primarily due to a reduction in maintenance expense as compared with maintenance expense incurred in 2011 during the startup phase of our facility. This decrease was offset by higher equity-based compensation expense in 2012 related to equity-based awards granted in September 2010.

General and Administrative Expense.  General and administrative expense was $66.2 million for 2012, compared to $73.4 million for 2011, a decrease of $7.2 million.  This decrease was due to a decrease in equity-based compensation expense from $64.1 million in 2011 to $57.4 million in 2012.  Equity-based compensation expense resulted from equity-based awards granted in September 2010 to both our employees and certain employees of affiliated entities, who are treated for accounting purposes as non-employees. For periods prior to January 1, 2012, the fair value of these equity-based awards was adjusted on a quarterly basis with the change in fair value reflected in our results of operations. The equity-based awards outstanding at the time of the IPO became fully vested as of the completion of the IPO, and we recorded equity-based compensation expense of $54.8 million in general and administrative expense in connection with the pre-IPO awards.

Development Expense.  We incurred expenses related to development costs totaling $11.6 million in 2012 for potential expansion and profit enhancement projects at our facility.

Management Fee.  We incurred management fees of $0.7 million in 2012, compared to $2.0 million in 2011.  The management fees relate to a management services agreement, pursuant to which we were to pay Lindsay Goldberg a total of $2.0 million per year beginning in 2011.  This agreement terminated under its terms on the closing date of the IPO.

Loss on Derivatives, net. Commencing October 2011 and through March 2012, we entered into the propane swaps with settlement dates in 2012 and 2013. The net loss on derivatives of $1.7 million in 2011 represents the unrealized loss on derivatives through December 31, 2011. Because the propane swaps do not qualify for hedge accounting treatment, we adjust the carrying value of the propane swaps to fair market value using observable inputs based on market data obtained from independent sources. The fair market, or mark-to market, adjustments are reported in our statements of comprehensive income (loss). The net loss on derivatives of $166.3 million for the year ended December 31, 2012, is comprised of mark-to market unrealized losses of $61.4 million and realized losses of $104.9 million which are recognized at each monthly settlement date. Pursuant to the omnibus agreement, the realized losses on the propane swaps are borne by PL Manufacturing and the PL Manufacturing Members starting May 9, 2012.

Interest Expense, Net. Net interest expense of $26.2 million was incurred in 2012, on an average daily debt balance of $301.0 million.  During 2011, the average daily debt balance was $166.7 million, resulting in interest charges of $13.3 million.  Total net interest expense in 2012 also includes $3.5 million of deferred financing cost amortization as well as original issue discount amortization of $0.9 million.  During 2011, we recorded amortization of deferred financing costs of $3.1 million. The interest rate during 2012 was 7% after the completion of the refinancing of our credit facility, prior to the refinancing the rate remained unchanged at 8% during 2011.

Loan commitment expense for 2012, was $1.0 million compared to $1.4 million in 2011.

Loss on Early Extinguishment of Debt.  We recognized a loss on early extinguishment of debt of $7.0 million in 2012 related to the termination and pay-off of our prior credit facility. See discussion under “—Liquidity and Capital Resources.”

Income Tax Expense.  Income tax expense was $0.8  million for 2012, compared to $1.4 million for 2011, resulting from the income taxes on gross margin within the state of Texas.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended December 31,
	2011	2010	Increase (Decrease)
	(Amounts in thousands)%
Sales	$614,927	$30,351	$584,576	1,926
Cost of sales	496,809	41,836	454,973	1,088
Gross profit	118,118	(11,485)	129,603
General and administrative expense	73,365	22,884	50,481	221
Management fee	2,000	—	2,000	N/A
Loss on derivatives	1,667	—	1,667	N/A
Operating income (loss)	41,086	(34,369)	75,455
Interest expense, net	(17,853)	(5,418)	12,435	230
Other income	63	52	11	21
Income (loss) before income tax expense	23,296	(39,735)	63,031
Income tax expense	(1,372)	—	1,372	N/A
Net income (loss)	$21,924	$(39,735)	$61,659

Sales.  We commenced operations in October 2010 and we achieved production rates at or near current capacity beginning in December 2011.

Cost of Sales.

	Year Ended December 31,
	2011	2010	Increase (Decrease)
	(Amounts in thousands)%
Propane	$361,035	$30,540	$330,495	1,082
Fuel and utilities	36,285	5,747	30,538	612
Depreciation, amortization and accretion	37,529	7,171	30,358	423
Insurance and property taxes	9,813	1,146	8,667	756
Direct operating expenses and other	48,215	8,208	40,007	487
Total production costs	492,877	52,812	440,065	833
Change in product inventory	3,932	(10,976)	14,908	136
Cost of sales	$496,809	$41,836	$454,973	1,088

Cost of sales was $497 million, or approximately 81% of sales for 2011.  The primary component of cost of sales is the propane feedstock, which represented approximately 73% of total production costs for 2011 compared to 58% in 2010.  This increase is due to a full year of production in relation to the fixed cost components of cost of sales which do not vary with production.  Other variable production costs such as fuel and utilities and direct operating expenses increased due to a full year of operations in 2011 as compared to 2010.  We did not begin recording depreciation and amortization expense on the facility until October 2010.  Insurance and property taxes increased $8.7 million in 2011 as compared with 2010 due to increased insurance premiums and an increase in the assessed taxable value of the facility.  The change in inventory represents the change in the value of the product inventory between the beginning and end of the period based on the weighted average cost of production.

General and Administrative Expense.  General and administrative expense was $73.4 million for 2011, compared to $22.9 million for 2010, an increase of $50.5 million.  The increase is attributable to equity-based compensation expense of $64.1 million in 2011, compared to $14.0 million in 2010.  Equity-based compensation expense resulted from equity-based awards granted in September 2010 to both our employees and certain employees of affiliated entities, who are treated for accounting purposes as non-employees.

Management Fee.  We incurred management fees of $2.0 million in 2011, compared to zero in 2010.  The management fees relate to a management services agreement, pursuant to which we pay Lindsay Goldberg a total of $2.0 million per year beginning in 2011.  This agreement and related management fees were terminated upon the closing of the IPO.

Interest Expense, Net.  Interest expense of $13.3 million was incurred in 2011, on an average daily debt balance of $166.7 million.  During 2010, the average daily debt balance was $137.3 million, resulting in interest charges of $11.0 million for 2010, of which $8.3 million was capitalized as part of construction costs.  Total interest expense, net in 2011 also includes $3.1 million of deferred financing cost amortization.  During 2010, we recorded amortization of deferred financing costs of $3.1 million, of which we capitalized $2.5 million.  The interest rate remained unchanged at 8% during 2011 and 2010.

Loan commitment expense for 2011, was $1.4 million, a decrease of $0.7 million from 2010.  The decrease was largely due to the construction loan commitment being fully drawn in the first half of 2011.  The only loan commitment expense we incurred in 2011 was on our prior revolving credit facility.

Income Tax Expense.  Income tax expense was $1.4 million for 2011, compared to zero for 2010, resulting from the income taxes incurred on gross margin within the state of Texas.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires that management make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  The following is a discussion of the accounting policies applied by us that are considered to involve a higher degree of judgment in their application.  See Note 2 to our consolidated financial statements.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) Topic 360, “Plant, Property and Equipment—Impairment or Disposal of Long-Lived Assets.” Long-lived assets used in operations are assessed for possible impairment when events or changes in circumstances indicate a potential significant deterioration in future cash flows projected to be generated by the assets.  Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets—generally at the facility level, as we produce one primary product.

If, upon review, the sum of the projected undiscounted cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value.  The fair values of impaired assets are usually determined based on the present value of projected future cash flows using discount rates commensurate with the risks involved in the asset group, as quoted market prices in active markets are generally not available.  The expected future cash flows used for impairment reviews and related fair value calculations are based on projected production volumes, sales volumes, prices, and costs, taking into consideration available internal and external information at the date of review.

Should an impairment of assets arise, we may be required to record a charge to operations that could be material to the period reported.  To date, we have not recorded any impairment charges.

Derivative Instruments

Beginning in October 2011 and through March 2012, we entered into commodity derivative contracts with settlement dates in 2012 and 2013 to manage our exposure to commodity price risk with respect to propane, our sole feedstock.  Our principal use of commodity derivative contracts is to mitigate the risk associated with unfavorable market movements in the price of energy commodities.  Our commodity derivative contracts act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing us to transfer this price risk to counterparties who are able and willing to bear it.

FASB ASC Topic 815, “Derivatives and Hedging” (ASC Topic 815), addresses the accounting for derivative contracts.  We entered into our commodity derivative contracts to economically hedge an exposure through a relationship that does not qualify for hedge accounting under ASC Topic 815.  Our derivative contracts are recorded as derivative assets and liabilities, as applicable, at fair value on the balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the statement of comprehensive income (loss).  Unrealized gains or losses on derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the cash flow statement.  Until settlement occurs, this will result in non-cash gains or losses being reported in our operating results as gain or loss on derivatives.  See Note 7 to our consolidated financial statements.

Contemporaneous with the closing of our IPO, we entered into an omnibus agreement with our General Partner, Propylene Holdings and PL Manufacturing, and PL Manufacturing entered into a common unit pledge agreement with the PL Manufacturing Members, pursuant to which PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be allocated all of our benefits and obligations under the propane swaps.  See “Item 13. Certain Relationships and Related Transactions and Director Independence.”  Under the omnibus agreement and the pledge agreement, any amounts received by us under the propane swaps are distributed, through our General Partner, to PL Manufacturing and the PL Manufacturing Members, and any amounts that we are required to pay under the propane swaps are required to be contributed back to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members.  During 2012, we received cumulative contributions from PL Manufacturing and the PL Manufacturing Members of $47.0 million, an amount equal to the payments we made under the propane swaps capital, and recorded a receivable of $31.9 million at December 31, 2012, for the fourth quarter realized losses on the propane swaps. The reimbursement of the realized losses on the propane swaps is reflected as a capital contribution in our Consolidated Statement of changes in Partners’ Capital. See Note 2 to our consolidated financial statements.

Equity-Based Compensation

We recognize compensation expense related to equity-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The grant date fair value of the equity-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We also account for equity-based awards granted to non-employees based on the estimated fair value of the awards. The measurement of equity-based compensation for awards granted to non-employees is subject to periodic adjustment as the awards vest, and the resulting change in value is recognized in the statement of comprehensive income (loss) during the period the related services are rendered.

For a further discussion of our historical equity-based compensation, please see Notes 12 and 13 to our consolidated financial statements included elsewhere in this annual report.

Liquidity and Capital Resources

Prior to commencing operations in October 2010, our principal sources of liquidity were equity contributions from our sponsors and borrowings under our prior credit facility.  Beginning with the commencement of our operations in October 2010, our principal source of liquidity is cash flow from operations.  Our principal uses of cash have been and are expected to be for working capital, distributions, capital expenditures and funding our debt service obligations.  We believe that our cash from operations will be adequate to satisfy commercial commitments for the next twelve months and that the borrowings under our revolving credit facility will be adequate to fund our planned capital expenditures and working capital needs.  However, future capital expenditures and other cash requirements may be higher than we currently expect as a result of various factors.

Our ability to make payments on and to refinance our indebtedness, to make distributions, to fund planned capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future.  This, to a certain extent, is subject to the prevailing propane-to-propylene spread, natural gas prices and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our credit facilities in amounts sufficient to enable us to make quarterly distributions, finance necessary capital expenditures, service our indebtedness or fund our other liquidity needs.  We may seek to sell assets or issue debt securities or additional equity securities to fund our liquidity needs but may not be able to do so.  We may also need to refinance all or a portion of our indebtedness on or before maturity.  We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

On May 9, 2012, we, our General Partner, Propylene Holdings, PL Propylene and PL Manufacturing, entered into an omnibus agreement. Pursuant to the omnibus agreement and a related pledge agreement (the pledge agreement) we allocated all of our benefits and obligations under the propane swaps to PL Manufacturing and the PL Manufacturing Members.

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

We expect that PL Manufacturing and the PL Manufacturing Members will fund their payment obligations primarily through quarterly distributions that they receive on common units that they own. Under the pledge agreement, the PL Manufacturing Members pledged to PL Manufacturing (as collateral agent) a number of common units such that at all times, the market value of all pledged units and all common units owned by PL Manufacturing that are subject to the omnibus agreement is equal to or greater than 10 times the mark-to-market value of the propane swaps, but in no event shall the number of pledged units be greater than the amount of units distributed to PL Manufacturing and the PL Manufacturing Members in connection with the IPO. The expected aggregate quarterly distributions payable on all pledged common units are expected to be sufficient to cover future payments under the propane swaps, plus an additional reserve.

Initial Public Offering

On May 4, 2012, our common units began trading on the NYSE under the symbol “PDH.” On May 9, 2012, we completed our IPO of 35,000,000 common units representing limited partner interests.  Pursuant to a Registration Statement on Form S-1, as amended through the date of its effectiveness, we sold 1,500,000 common units, and Propylene Holdings LLC sold 33,500,000 common units at a price to the public of $17.00 per common unit ($15.98 per common unit, net of underwriting discounts).  Immediately prior to the IPO, the outstanding limited partner interests in the Partnership were recapitalized into 139,000,000 common units pursuant to an amended and restated limited partnership agreement.  We received net proceeds of approximately $24.0 million from the sale of the common units, after deducting underwriting discounts. IPO costs totaled $5.5 million. We did not receive any proceeds from the sale of common units by Propylene Holdings.

Prior Credit Facility

We entered into a five-year credit facility agreement in June 2009 that included a $150.0 million construction loan commitment and a $55.0 million revolving credit facility (the prior credit facilities).  On March 27, 2012, we refinanced and canceled the prior credit facilities with borrowings under our term loan facility.

Credit Facilities

On March 27, 2012, PL Propylene entered into a term loan facility of $350.0 million and a revolving credit facility of $120.0 million with Morgan Stanley Senior Funding, Inc. (the Agent), and the lenders party thereto (together, the credit facilities).

We drew $350.0 million under our term loan facility and used (1) $60.8 million to refinance and cancel our prior credit facility, (2) $250.0 million to reimburse our Sponsors for construction capital expenditures and (3) approximately $16.5 million to pay associated financing costs and debt discounts.  We used the remaining amount (approximately $22.7 million) for general working capital purposes.  Borrowings under our revolving credit facility may be used to fund our working capital needs and for other general partnership purposes as necessary.  We also have the right to add, subject to certain restrictions and conditions, incremental term loan and revolving credit facilities in an amount not to exceed $50.0 million.

The credit facilities contain customary covenants for a financing of their type that limit, subject to certain exceptions, the incurrence of additional indebtedness, creation of liens on assets and the ability to dispose of assets, make restricted payments, investments or acquisitions, or enter into affiliate transactions.  The credit facilities also contain certain customary events of default. As of December 31, 2012, we were in compliance with all covenants of the credit facilities and no default or event of default existed.

The credit facilities permit us to pay distributions to our unitholders if our fixed charge coverage ratio exceeds 1.75 to 1.00 and no default or event of default exists.

During 2012 we posted approximately $40.0  million as cash collateral with the propane swaps counterparty.  At December 31, 2012, we had $120 million available for borrowing under our revolving credit facility.

Interest Rate and Fees.  Borrowings under our term loan facility and our revolving credit facility bear interest at a rate per annum based on an underlying base rate plus an applicable margin.  The applicable margin for our term loan facility and our revolving credit facility ranges from 4.75% for loans bearing interest at the Alternate Base Rate to 5.75% for loans bearing interest at LIBOR.  At December 31 2012, the interest rate on our term loan was based on LIBOR, subject to the LIBOR floor of 1.25%, resulting in a rate of 7%.

The revolving credit facility also includes a commitment fee calculated at a rate per annum equal to 0.50% on the average daily unused portion of the commitments under the revolving credit facility. In addition, we pay an annual management fee for our term loan facility and our revolving credit facility. We are required to pay a participation fee equal to the applicable margin for LIBOR loans, and a fronting fee to lenders participating in any letter of credit, of 5.75%, and 0.125%, respectively.

Prepayments. The credit facilities contain provisions for prepayment penalties if we prepay, refinance or reprice the term loan prior to the third anniversary of the closing date, March 27, 2015. We may not prepay, refinance or reprice the term loan facility on or prior to the first anniversary of the closing date, March 27, 2013.

Amortization and Final Maturity. The term loan facility amortizes in aggregate amounts of 0.25% per fiscal quarter of the original principal amount and will mature on the fifth anniversary of the closing date, March 27, 2017. The revolving credit facility maturity date is September 27, 2016, at which time the revolving credit facility will terminate.

We entered into an interest rate protection agreement in July 2012 whereby we capped the three month LIBOR rate at 2.0% for up to $115.5 million on our term loan. The agreement terminates on March 27, 2014.

Capital Spending

During the year ended December 31, 2012, we incurred capital expenditures of $25.4 million primarily for plant enhancements, repairs and modifications.

During the year ended December 31, 2011, we incurred capital expenditures of $28.5 million primarily for plant modifications that have improved the operating efficiency of our facility.

In 2010, we incurred $187.5 million of capital expenditures to complete the construction of our facility which commenced operations in October 2010.

Our future capital spending will be determined by the board of directors of our General Partner. We currently plan to incur capital expenditures of approximately $44.2 million during 2013 of which $8.2 million relates to profit enhancement projects which were pre-funded by the pre-IPO investors. Also included in this amount is approximately $7.7 million of normal recurring maintenance capital expenditures. We expect to undergo a plant turnaround in October 2013, at which time a significant activity will be to replace the reactor catalyst, which is required approximately every three years. At the time we commence the plant turnaround we expect to have sufficient cash available to fund the cost of the turnaround. Major planned turnaround costs will be deferred and amortized from the period incurred until the next turnaround.

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

Cash Flows

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2012, was $121.0 million. Although we had a net loss of $56.7 million for the year ended December 31, 2012, our results reflect certain non-cash charges for equity-based compensation, depreciation, amortization and accretion, amortization of deferred financing costs and discount, loss on early extinguishment of debt and deferred income taxes totaling $101.5 million. We also had non-cash unrealized losses on the propane swaps of $61.4 million. We also had cash flows from operations due to a change in working capital. The change in working capital is partially due to our posting of $40.0 million as cash collateral for the propane swaps, which is reported as a current asset in our consolidated balance sheet. The change in working capital was also due to our restricted cash decreasing by $34.9 million from 2011. Restrictions on our cash balances were lifted in 2012 in connection with the refinancing of our prior credit facility making the cash available for working capital.

Net cash provided by operating activities for the year ended December 31, 2011, was $84.6 million.  This positive cash flow from operating activities was primarily attributable to net income of $21.9 million plus non-cash charges totaling $107.5 million, which include equity-based compensation expense, depreciation, amortization and accretion expense as well as amortization of deferred financing costs, unrealized loss on derivatives and deferred income tax expense, reduced by an increase in restricted cash of $28.0 million and an increase in working capital of $16.8 million.  The increase in restricted cash included the establishment of a major maintenance reserve of $3.0 million as required by our prior credit facility.

Net cash used in operating activities for the year ended December 31, 2010, was $53.2 million.  This negative cash flow from operating activities was primarily attributable to increases in accounts receivable and inventory and a decrease in accounts payable combined with our loss from operations.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2012, was $37.6 million, resulting from capital expenditures for our facility of $25.4 million and the purchase of additional emissions credits for $9.3 million and additional licensing fees of $2.9 million for the licensed technology used in our propylene production process due to our increased capacity.

Net cash used in investing activities for the year ended December 31, 2011, was $28.5 million as a result of capital expenditures for our facility.

Net cash used in investing activities for the year ended December 31, 2010 was $157.4 million related to capital expenditures in connection with construction of our facility.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2012, was $52.0 million. Our cash flows used in financing activities were primarily due to the full repayment of $145.1 million on our former debt facility, distributions to our sponsors totaling $250.0 million and cash distributions to unitholders of $65.6 million.  Cash distributions to unitholders were reduced by the reimbursement of $47.0 million for realized losses on the propane swaps by the PL Manfacturing Members. We also received $343.0 million in proceeds from the term debt in 2012. Concurrent with the refinancing, we were able to release a debt service reserve of $10.9 million that had been set aside under the terms of the former credit facility. During the period from the date of the refinancing to December 31, 2012, we borrowed and repaid $42.7 million under our revolving credit facility and repaid principal of $2.6 million on our term loan facility. We also received proceeds of approximately $24.0 million from the IPO.  Additionally, we incurred deferred financing costs of $13.5 million related to the refinancing of our debt and the IPO.

Net cash used in financing activities for the year ended December 31, 2011 was $56.1 million.  Our negative cash flows from financing activities were primarily due to the net repayment of $44.4 million on our prior revolving credit facility and term loan during the year ended December 31, 2011 as well as the establishment of a debt service reserve of $10.9 million as required by our prior credit agreement.  We also incurred $3.2 million in deferred financing costs primarily related to our IPO, and we received member contributions of $2.3 million during the year ended December 31, 2011.

Net cash provided by financing activities for the year ended December 31, 2010, was $210.7 million.  Net cash provided by financing activities resulted from proceeds from member capital contributions and proceeds from debt borrowings under our prior credit facility.

Contractual Obligations

The following table sets forth our contractual obligations for the periods indicated as of December 31, 2012:

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
Bank Debt(1)	$347.4	$3.5	$3.5	$3.5	$3.5	$333.4	$—
Purchase Obligations(2)	7.6	2.3	1.0	0.6	0.7	0.7	2.3
Asset Retirement Obligations(3)	1.3	—	—	—	—	—	1.3
Lease Obligations(4)	2.1	0.4	0.4	0.4	0.4	0.4	0.1
Total	$358.4	$6.2	$4.9	$4.5	$4.6	$334.5	$3.7

(1) Represents principal payments on our term loan through its maturity in March 2017.  Amounts do not include interest at a variable rate per annum based on underlying base rate plus an applicable margin. The applicable margin for the term loan facility and the revolving credit facility ranges from 4.75% for loans bearing interest at the Alternate Base Rate to 5.75% for loans bearing interest at LIBOR. At December 31, 2012, the interest rate on the term loan was based on LIBOR, subject to the LIBOR floor of 1.25%, resulting in a rate of 7%.

(2) Represents the aggregate minimum purchase commitments pursuant to a nitrogen supply contract and a propylene storage contract.  We also have contracts to purchase propane and other raw materials used in the production of propylene which do not specify any minimum quantities to be purchased, and accordingly, this table does not reflect amounts that may be payable under these contracts.

(3) Represents amounts to be incurred in connection with the retirement of the facility at the end of its life.  The amount included herein reflects the amount recorded in our December 31, 2012, consolidated financial statements and does not include the effects of inflation.  Our recorded asset retirement obligation will be accreted over time until it is equivalent to the anticipated ultimate cash retirement cost.

(4) Represents our future lease obligations due under a lease for office space.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 7A                           Quantitative and Qualitative Disclosures About Market Risk

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

Upon the closing of the IPO, we entered into the omnibus agreement and the pledge agreement, pursuant to which PL Manufacturing and the PL Manufacturing Members, through our General Partner, assumed all of our benefits and obligations under the propane swaps.  Under the omnibus agreement and the pledge agreement, any amounts received by us under the propane swaps will be distributed, through our General Partner, to PL Manufacturing and the PL Manufacturing Members, and any amounts that we are required to pay under the propane swaps are expected to be contributed back to us as a capital contribution by the PL Manufacturing Members.  While we will not receive any of the benefits of the propane swaps, we remain a party to the propane swaps, and are obligated to make payments to the propane swap counterparties as they come due.  During 2012, we received cumulative capital contributions from PL Manufacturing and the PL Manufacturing Members of $47.0 million, an amount equal to for payments we made under the propane swaps subsequent to the IPO. At December 31, 2012, we recorded a receivable of $31.9 million from PL Manufacturing and the PL Manufacturing Members for the realized losses on the propane swaps for the three months ended December 31, 2012.

Interest Rate Risk

As required by our term loan facility, we entered into an interest rate protection agreement in July 2012.  Additionally, our management will continue to monitor whether financial derivatives become available which could effectively hedge identified risks.  In the future, management may elect to use derivative financial instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with our operating activities.

Item 8.                                 Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors of PetroLogistics GP

General Partner of PetroLogistics LP

and the Common Unitholders of PetroLogistics LP

We have audited the accompanying consolidated balance sheets of PetroLogistics LP (the Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroLogistis LP at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas
March 8, 2013

PETROLOGISTICS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$31,434	$1
Restricted cash	—	45,808
Accounts receivable	53,578	42,374
Accounts receivable, related party	31,893	—
Inventory	10,129	20,283
Prepaid expenses and other current assets	41,038	5,172
Derivative assets, current	2,386	—
Total current assets	170,458	113,638
Property, plant, and equipment, net	595,271	603,127
Intangible asset, net	22,467	10,757
Derivative assets	—	6,178
Deferred financing costs and other assets	9,883	7,798
Total assets	$798,079	$741,498
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$42,211	$28,167
Accounts payable, related parties	250	2,526
Accrued liabilities	14,730	6,370
Deferred revenue	2,469	4,680
Derivative liabilities	65,439	7,845
Bank debt, current	3,500	145,115
Total current liabilities	128,599	194,703
Long-term debt	337,794	—
Asset retirement obligation	1,274	1,180
Deferred income taxes	543	832
Total liabilities	468,210	196,715
Commitments and contingencies
Net Predecessor equity		544,783
Partners’ capital (139,000,000 common units issued and outstanding at December 31, 2012)	329,869
Total liabilities and partners’ capital	$798,079	$741,498

See accompanying notes

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except units and per unit data)

	Year Ended December 31,
	2012	2011	2010
Sales	$750,653	$614,927	$30,351
Cost of sales	528,613	496,809	41,836
Gross profit	222,040	118,118	(11,485)
General and administrative expense	66,209	73,365	22,884
Development expense	11,637	—	—
Management fee	667	2,000	—
Loss on derivatives, net	166,281	1,667	—
Operating income (loss)	(22,754)	41,086	(34,369)
Interest expense, net	(26,156)	(17,853)	(5,418)
Loss on early extinguishment of debt	(7,018)	—	—
Other income	7	63	52
Income (loss) before income tax expense	(55,921)	23,296	(39,735)
Income tax expense	(753)	(1,372)	—
Net income (loss)	$(56,674)	$21,924	(39,735)
Comprehensive income (loss)	$(56,674)	$21,924	$(39,735)
Net income subsequent to initial public offering	$54,218
Net income per common unit - basic and diluted (1)	$0.39
Weighted average number of common units outstanding - basic and diluted	139,000,000

(1)         Represents net income per common unit since the closing of the Partnership’s initial public offering on May 9, 2012. See Note 3 to the consolidated financial statements.

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(In thousands)

	Partners’ Capital
			Limited Partners	Total
	Net Predecessor	General	Common	Partners’
	Equity	Partner	Unitholders	Capital
Balance, December 31, 2009	$365,490	$—	$—	$365,490
Member contributions	115,897	—	—	115,897
Equity-based compensation	14,483	—	—	14,483
Net loss	(39,735)	—	—	(39,735)
Balance, December 31, 2010	456,135	—	—	456,135
Member contributions	2,341	—	—	2,341
Equity-based compensation	64,383	—	—	64,383
Net income	21,924	—	—	21,924
Balance, December 31, 2011	544,783	—	—	544,783
Distribution to Sponsors	(250,000)	—	—	(250,000)
Equity-based compensation	11,480	—	—	11,480
Net loss attributable to the period January 1, 2012 through May 8, 2012	(110,892)	—	—	(110,892)
Allocation of net Sponsors’ investment to unitholders	(195,371)	—	195,371	—
Initial public offering proceeds, net of underwriter discount	—	—	23,970	23,970
Offering costs	—	—	(5,540)	(5,540)
Equity-based compensation	—	—	45,920	45,920
Contribution resulting from cancellation of Sponsor administrative agreement	—	—	2,667	2,667
Cash distributions	—	—	(65,603)	(65,603)
PL Manufacturing LLC and PL Manufacturing members contributions for realized losses on derivatives	—	—	78,866	78,866
Net income attributable to the period May 9, 2012 through December 31, 2012	—	—	54,218	54,218
Balance, December 31, 2012	$—	$—	$329,869	$329,869

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$(56,674)	$21,924	$(39,735)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Equity-based compensation expense	57,400	64,383	14,483
Amortization of deferred financing costs and discount	3,459	3,118	612
Loss on early extinguishment of debt	7,018	—	—
Depreciation and amortization expense	33,775	37,441	7,147
Accretion expense	94	88	84
Unrealized loss on derivatives	61,386	1,667	—
Deferred income tax expense (benefit)	(289)	832	—
Changes in working capital:
Accounts receivable	(11,204)	(27,998)	(14,376)
Accounts receivable, related parties	(11)	—	—
Inventory	10,154	(4,240)	(14,378)
Prepaid expenses and other current assets	(39,568)	(1,124)	989
Accounts payable	14,044	17,007	(9,954)
Accounts payable, related parties	391	1,303	(13)
Accrued liabilities	8,360	(1,593)	3,725
Other assets	—	—	250
Deferred revenue	(2,211)	(123)	4,803
Restricted cash	34,922	(28,038)	(6,885)
Net cash provided by (used in) operations	121,046	84,647	(53,248)
Investing activities
Decrease in restricted cash	—	—	30,003
Capital expenditures	(25,414)	(28,535)	(187,452)
Purchase of intangibles	(12,215)	—	—
Net cash used in investing activities	(37,629)	(28,535)	(157,449)
Financing activities
Deferred financing costs	(13,481)	(3,182)	—
Proceeds from borrowings	385,725	143,000	94,800
Repayments on borrowings	(190,465)	(187,385)	—
Capital contributions	—	2,341	155,897
Net proceeds from initial public offering	23,970	—	—
Distribution to Sponsors	(250,000)	—	—
Cash distributions, net of contributions	(18,619)	—	—
Change in restricted cash	10,886	(10,885)	—
Total cash (used in) provided by financing activities	(51,984)	(56,111)	210,697
Net change in cash	31,433	1	—
Cash and cash equivalents at beginning of period	1	—	—
Cash and cash equivalents at end of period	$31,434	$1	$—

Noncash investing and financing activities:
Interest paid, net of amounts capitalized	$17,567	$14,706	$4,774
Income taxes paid	$457	$218	$—
Capital contributions receivable from PL Manufacturing and PL Manufacturing Members for realized losses on derivatives	$31,882	$—	$—
Contribution resulting from cancellation of Sponsor administrative agreement	$2,667	$—	$—
Noncash capital expenditures	$—	$3,000	$—

See accompanying notes.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

As used in this report, the terms “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms, refer to PetroLogistics LP. The information presented herein contains the audited combined financial results of PL Propylene LLC (PL Propylene), our predecessor for accounting purposes (the predecessor), for all periods presented through March 30, 2012. The consolidated financial results for the year ended December 31, 2012, also include the results of operations of the Partnership for the period beginning March 30, 2012, the date of the contribution of the predecessor’s net assets to the Partnership. The consolidated balance sheet as of December 31, 2012, presents solely the consolidated financial position of the Partnership. References to “PL Manufacturing” refer to PL Manufacturing LLC, and references to the “PL Manufacturing Members” refer to the owners of 100% of the issued and outstanding equity interests in PL Manufacturing.  References to our “General Partner” refer to PetroLogistics GP LLC. References to our “Sponsors” refer to Lindsay Goldberg LLC (Lindsay Goldberg) and York Capital Management (York) which, after completion of our initial public offering (the IPO), collectively and indirectly own 84% of PetroLogistics GP (our General Partner) and directly and indirectly own 63% of our common units. See Note 3 to these consolidated financial statements for information regarding the IPO.

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

Nature of Operations

We own and operate the only U.S. propane dehydrogenation facility producing propylene from propane.  We developed and built new assets and converted certain existing assets into an “on-purpose” propylene production facility (the facility) in Houston, Texas, following the purchase of a former olefins manufacturing facility from ExxonMobil in March 2008. Production at the facility began on October 21, 2010. Propylene is used as one of the basic building blocks for petrochemicals in a variety of end uses, including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products. The propane dehydrogenation process also produces certain by-products, which we include as sales.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and include the accounts of the Partnership and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

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

Sales

Sales of propylene and by-products are recorded when persuasive evidence of an arrangement exists, goods have been delivered, consideration to be received is fixed and determinable, and collectibility is reasonably assured. Cash received in advance of product delivery to the customer is reported as deferred revenue. Upon delivery to the customer and satisfaction of the aforementioned criteria for sales recognition, the deferred revenue is reported as a sale. Sales are presented net of discounts and allowances. By-product sales are reported together with propylene sales. Transportation costs billed to customers are also recorded as a component of sales.

Inventory purchases and sales transactions with the same counterparty are combined for accounting purposes if they were entered into in contemplation of each other. Inventory purchases and sales under buy/sell transactions are treated as inventory exchanges in our statements of comprehensive income (loss). This treatment of buy/sell transactions eliminates sales and purchases in equal amounts in our statements of comprehensive income (loss). Accordingly, no gain or loss is recognized on the transaction at the time, with any difference in value between the two transactions recorded as an additional cost of inventory.

Cost of Sales

Cost of sales represents the costs of propylene and by-products sold. These costs include the cost of propane, fuel and utilities used in the propylene production process, such as natural gas, nitrogen and electricity, as well as direct operating expenses along with insurance and property tax expenses associated with the facility. Direct operating expenses include all direct and indirect labor at the facility. Depreciation, amortization and accretion expenses, exclusive of the amortization of deferred financing fees, are also included within cost of sales.

In addition to propylene, the facility generates commercial quantities of the following by-products during the production process: hydrogen, C4 mix stream, and C5+ stream.

During certain periods in 2012, 2011 and 2010, the facility operated below normal capacity. Accordingly, we recorded charges to cost of sales to reflect unabsorbed fixed overhead costs. The facility’s substantial fixed cost structure and limited operations in the period immediately following commencement of operations resulted in a gross operating loss for 2010.

Development Expense

Development expense includes preliminary engineering and design work for capital projects which do not qualify for capitalization under GAAP.

Cash and Cash Equivalents

We consider all short-term instruments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts, and we believe we are not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

Our prior credit facility included certain restrictions with respect to our cash accounts. As such, the cash balances within these accounts of $45.8 million have been classified as restricted cash in the consolidated balance sheet as of December 31, 2011. We had no restricted cash balances at December 31, 2012.

During 2010, we used restricted cash of $30.0 million to fund the construction of the facility which is reported as an investing activity in the 2010 consolidated statement of cash flows. Except as noted below, restricted cash as of December 31, 2011 and 2010, was held to fund operating activities. During 2011, following the conversion of our construction loan to a term loan that was scheduled to mature in 2014, we funded $10.9 million into a debt service reserve to serve as collateral for our debt. This cash outflow is classified as a financing cash flow in the 2011 consolidated statement of cash flows. During 2011, we also funded $3.0 million into a major maintenance reserve, which was to be used to fund future major maintenance expenditures. This amount has been included in operating activities in the 2011 consolidated statement of cash flows. We also used restricted cash of $31.9 million at December 31, 2011, in 2012 to fund operating expenses which is reported as cash flows from operating activities in the 2012 consolidated statement of cash flows. During 2012, restrictions on our cash balances were lifted in connection with the refinancing of our prior credit facility.

Accounts Receivable

We extend credit to customers in accordance with normal industry standards and terms. We review accounts receivable monthly and establish an allowance for doubtful accounts based on known factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are not collateralized, and we may charge interest on receivables should they become past due. To date, we have not recorded any interest income related to past due receivables.

Inventory

Inventory is carried at the lower of cost or market, with cost determined using the weighted-average method.

Prepaid Expenses and Other Current Assets

As of December 31, 2012,  prepaid expenses and other current assets consists primarily of a $40.0 million cash deposit we made to a counterparty as collateral for our commodity derivative contracts (the propane swaps).  The cash is held by the counterparty.  As of December 31, 2011, prepaid expenses and other current assets consist primarily of costs associated with the IPO as well as costs related to our 2012 debt refinancing. The costs associated with the IPO were deferred until the IPO was effective in May 2012, at which time the costs were reflected as a reduction in the IPO proceeds in the consolidated statement of changes in partners’ capital. Deferred costs related to our IPO were $3.1 million as of December 31, 2011. The costs associated with our debt refinancing were deferred until we completed our debt refinancing in March 2012, at which time we began amortizing the costs over the life of the refinanced debt. At December 31, 2011, deferred financing costs related to our debt refinancing were $0.6 million.

Derivative Instruments

Commencing October 2011 and through March 2012, we entered into the propane swaps with settlement dates in 2012 and 2013 to manage our exposure to commodity price risk with respect to propane, our sole feedstock. The propane swaps were designed to mitigate the risk associated with unfavorable market movements in the price of energy commodities. Our propane swaps were intended to act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing us to transfer some of the price risk to counterparties who are able and willing to bear it.

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

In addition to the propane swaps, we entered into an interest rate protection agreement in July 2012 for a nominal amount whereby we capped the three month LIBOR rate at 2.0% for up to $115.5 million on our term loan. The agreement terminates March 27, 2014.

Omnibus Agreement

On May 9, 2012, the General Partner, the Partnership, Propylene Holdings, PL Propylene and PL Manufacturing entered into an omnibus agreement (the omnibus agreement). Pursuant to the omnibus agreement and a related pledge agreement (the pledge agreement), the Partnership allocated all of its benefits and obligations under the propane swaps to PL Manufacturing and the PL Manufacturing Members.

Under the omnibus agreement and the pledge agreement, any amounts received by the Partnership under the propane swaps will be distributed to PL Manufacturing and the PL Manufacturing Members, and any amounts that the Partnership is required to pay under the propane swaps will be contributed to the Partnership as a capital contribution by PL Manufacturing and the PL Manufacturing Members.

While the Partnership does not receive any of the benefits of the propane swaps, it remains a party to the propane swaps, and will be obligated to make payments to the propane swap counterparties as they come due and to post any collateral as required, under the terms of the propane swap agreement. As a result, the Partnership will continue to record the fair value of the propane swaps on its balance sheet with the related charge being reflected in its statement of comprehensive income (loss) in accordance with SEC Staff Accounting Bulletin No. 79. To the extent that the Partnership makes payments under the propane swaps, PL Manufacturing and the PL Manufacturing Members will be responsible for making quarterly capital contributions in an amount equal to the sum of all payments made by the Partnership under such propane swaps during the applicable fiscal quarter or owed by the Partnership at the end of the quarter. During the year ended December 31, 2012, PL Manufacturing and the PL Manufacturing Members paid approximately $47.0 million to the Partnership as reimbursement for realized losses on the propane swaps pro-rated from May 9, 2012, the closing date of the IPO, through December 31, 2012. The contributions are partially made in the form of a reduction in the cash distribution paid to PL Manufacturing and the PL Manufacturing Members with the remainder, if any, funded in cash from PL Manufacturing and the PL Manufacturing Members. For realized losses on the propane swaps in the quarter ended December 31, 2012, PL Manufacturing and the PL Manufacturing Members contributed approximately $31.9 million to the Partnership in February 2013 which was reflected as a related party account receivable at December 31, 2012, in our consolidated balance sheet. The contribution was partially funded through a reduction in the cash distribution to PL Manufacturing and the PL Manufacturing Members in February 2013 with the remaining portion funded with a cash payment of approximately $2.8 million from PL Manufacturing and the PL Manufacturing Members. In April 2012, we deposited $40.0 million in cash as collateral with the propane swaps counterparty. The cash is held by the counterparty and is reported as prepaid and other current assets in our consolidated balance sheet.

The Partnership expects that PL Manufacturing and the PL Manufacturing Members will continue to fund their future payment obligations primarily through quarterly distributions that they receive on common units that they own and through the form of additional cash payments should the quarterly distribution not be adequate to cover the amount due on the realized losses from the propane swaps. Under the pledge agreement, the PL Manufacturing Members pledged to PL Manufacturing (as collateral agent) a number of common units such that, at all times, the market value of all pledged units and all common units owned by PL Manufacturing that are subject to the omnibus agreement is equal to or greater than 10 times the mark-to-market value of the propane swaps, but in no event shall the number of pledged units be greater than the amount of units distributed to PL Manufacturing and the PL Manufacturing Members in connection with the IPO. The expected aggregate quarterly distributions for 2013 payable on all pledged common units, and the common units held by PL Manufacturing together with a cash reserve held by PL Manufacturing, are expected to be sufficient to cover future payments under the propane swaps.

Property, Plant, and Equipment

Property, plant and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Upon retirement or sale, we remove the cost of the asset and the related accumulated depreciation and reflect any resulting gain or loss in the statements of comprehensive income (loss).

Repair and maintenance expenditures incurred in order to maintain the day-to-day operation of our existing assets are charged to expense as incurred. Costs associated with acquisitions and improvements that expand existing capacity or extend useful life, including related interest costs, are capitalized. Cost of planned major maintenance projects, known as turnarounds, will be deferred as incurred and amortized using the straight-line method over the period until the next plant turnaround, which is estimated to be approximately three years.

Intangible Assets

Intangible assets include the technology license we acquired related to the propane dehydrogenation process, which is essential to the design, construction and operation of the facility, as well as emission credits. The technology license is being amortized on a straight-line basis over its estimated useful life of 25 years. The emission credits are an indefinite life intangible which is subject to an annual evaluation for impairment.

Deferred Financing Costs and Other Assets

Deferred financing costs and other assets as of December 31, 2012 and 2011, consist primarily of deferred financing costs incurred in connection with the closings of our credit facility in March 2012 and June 2009, respectively. The costs associated with our credit facility are being amortized using the effective interest method and are classified as interest expense. During 2012 we successfully completed the refinancing of our debt, and the remaining unamortized costs associated with the prior credit facility were written off at that time resulting in a loss on early extinguishment of debt totaling $7.0 million.

Impairment of Long-Lived Assets

Long-lived assets used in operations are assessed for possible impairment when events or changes in circumstances indicate a potential significant deterioration in future cash flows projected to be generated by the assets. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, which is generally at the facility level, as we produce one principal product.

If, upon review, the sum of the projected undiscounted cash flows is less than the carrying value of the asset group, the carrying value is written down to the estimated fair value. The fair values of impaired assets are usually determined based on the present value of projected future cash flows using discount rates commensurate with the risks involved in the asset group, as quoted market prices in active markets are generally not available. The expected future cash flows used for impairment reviews and related fair value calculations are based on projected production volumes, sales volumes, prices and costs, taking into consideration available internal and external information at the date of review.

Should an impairment of assets arise, we would be required to record a charge to operations that could be material to the period reported. To date, we have not recorded any impairment charges.

Asset Retirement Obligation

An asset and a liability are recorded at fair value when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated. When the liability is initially recorded, this cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased for changes in present value, and the capitalized cost is depreciated over the estimated useful life of the related asset.

Where we can reasonably estimate the asset retirement obligation, we accrue a liability based on an estimate of the timing and amount of settlement. In estimating our asset retirement obligations, we utilize several assumptions based on when the liabilities were recorded, including an inflation rate and a credit-adjusted discount rate. We record changes in these estimates based on changes in the expected amount and timing of payments to settle our obligations.

Environmental Costs

Environmental expenditures are expensed or capitalized as appropriate, depending on future economic benefit. Expenditures that relate to an existing condition caused by past operations and that do not have future economic benefit are expensed. Liabilities for expenditures are recorded on an undiscounted basis unless the amount and timing of cash payments for the liability are fixed or determinable, in which case they are recorded on a discounted basis. Expenditures that create future benefits or contribute to future revenue generation are capitalized.

Income Taxes

We are a partnership and are treated as a partnership for federal tax purposes whereby the impact of our operations is subject to tax at the partner level. Therefore, no federal income taxes are recognized in the consolidated financial statements. The aggregate difference in the basis of our net assets for financial and tax reporting purposes cannot be readily determined because information regarding each partner’s tax attributes is not available to us.

As an entity operating in the State of Texas, we are subject to the Texas Margin Tax, which is an income tax. We follow the liability method of accounting for these income taxes. Deferred income tax assets and liabilities are recognized for temporary differences between the assets and liabilities for financial reporting and tax purposes.

We recognize the tax effects of any uncertain tax positions we may adopt if the position taken by us is more likely than not sustainable based on its technical merits. If a tax position meets such criteria, the tax effect that would be recognized by us would be the largest amount of benefit with more than a 50% chance of being realized. See Note 11 for additional information regarding our income taxes.

Equity-Based Compensation

We recognize compensation expense related to equity-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures (see Notes 12 and 13). The grant date fair value of the equity-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We also account for equity-based awards granted to non-employees based on the estimated fair value of the awards. The measurement of equity-based compensation for awards granted to non-employees is subject to periodic adjustment as the awards vest, and the resulting change in value is recognized in the statement of comprehensive income (loss) during the period the related services are rendered.

Fair Value of Financial Instruments

We consider cash and cash equivalents, accounts receivable, accounts payable, accounts receivable-related parties, accounts payable-related parties, and accrued liabilities to be financial instruments in which the carrying amounts represent fair value because of the short-term nature of the accounts.

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Codification establishes a hierarchical disclosure framework that ranks the quality and reliability of information used to determine fair values. The hierarchy is associated with the level of pricing observability utilized in measuring fair value and defines three levels of inputs to the fair value measurement process—quoted prices are the most reliable valuation inputs, whereas model values that include inputs based on unobservable data are the least reliable. Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.

Assets and liabilities that are carried at fair value are classified and disclosed in one of the following three categories:

Level 1 – Quoted market prices in active markets for identical assets and liabilities.

Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3 – Unobservable inputs that are not corroborated by market data.

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

The following table presents the financial instruments that require fair value disclosure as of December 31, 2012, by level within the hierarchy:

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial assets
Propane swaps	$—	$2,386	$—	$2,386
Financial liabilities
Variable rate debt	$—	$345,636	$—	$341,294
Propane swaps	$—	$65,439	$—	$65,439

The following table presents the financial instruments that require fair value disclosure as of December 31, 2011:

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial assets
Propane swaps	$—	$6,178	$—	$6,178
Financial liabilities
Variable rate debt	$—	$145,115	$—	$145,115
Propane swaps	$—	$7,845	$—	$7,845

The variable rate debt is deemed to be a Level 2 financial instrument because it is based on observable market data. At December 31, 2012, the fair value was determined based on active trades and market corroborated data. To determine the fair value at December 31, 2011, we reviewed the current market interest rates and terms of similar debt, and concluded that the carrying value of the variable rate debt approximates the fair value.

The valuation assumptions utilized to measure the fair value of our propane swaps were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs. To determine the fair value of the propane swaps, we utilized quoted prices for similar assets, liabilities and market-corroborated inputs.  See Note 7 for discussion regarding our propane swaps.

There are no financial instruments that are split across the levels, and there have been no financial instruments that transferred between the levels during the years ended December 31, 2012 and 2011.

Segment Reporting

We operate in one segment for the production and sale of propylene and related by-products. All of our operations are located in Houston, Texas.

Net Income (Loss) Per Common Unit

Net income (loss) per common unit for a given period is based on the distributions that are made to the unitholders plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. The two-class method dictates that net income (loss) for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income (loss) be allocated to common unitholders and any other participating unitholders to the extent that each unit may share in net income (loss) as if all of the net income (loss) for the period had been distributed in accordance with the partnership agreement. Restricted units granted under the PetroLogistics Long-Term Incentive Plan (the Long-Term Incentive Plan) are eligible for Unit Distribution Rights (UDRs). To the extent that non-forfeitable UDRs are awarded, the underlying nonvested restricted units are considered participating securities for purposes of determining net income (loss) per unit.  Undistributed income is allocated to participating securities based on the proportional relationship of the weighted average number of common units and restricted units outstanding. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units based on provisions of the partnership agreement. Undistributed losses are not allocated to nonvested restricted units as they do not participate in net losses.  Distributions are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

The General Partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income (loss).  Prior to the IPO, we were wholly-owned by Propylene Holdings.  Accordingly, net income (loss) per common unit is not presented for periods prior to the IPO.

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units and the restricted units for purposes of computing net income (loss) per unit for the period from May 9, 2012, the closing date of the IPO, through December 31, 2012, (in thousands, except units and per unit data):

	Limited Partner Units
			Long-Term Incentive Plan
	Total	Common Units	Restricted Units

Net income	$54,218
Less: Distributions to unitholders	65,603	$65,330	$273
Assumed allocation of undistributed net loss	$(11,385)	$(11,385)	$—

Weighted average units outstanding		139,000,000	629,895
Net income (loss) per unit:
Distributed earnings		$0.47	$0.43
Undistributed net loss allocation		(0.08)	—
Net income per common unit - basic and diluted		$0.39	$0.43

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

3. Initial Public Offering

First Amended and Restated Agreement of Limited Partnership of PetroLogistics LP

On May 3, 2012, in connection with the completion of the IPO, our General Partner amended and restated our partnership agreement and executed the First Amended and Restated Agreement of Limited Partnership of PetroLogistics LP (the partnership agreement), which governs the rights of our partners. Among others, revisions included the recapitalization of our limited partner interests into common units in connection with the IPO and provisions regarding allocations and distributions.

On May 4, 2012, our common units began trading on the New York Stock Exchange under the symbol “PDH.” On May 9, 2012, we completed our IPO of 35,000,000 common units representing limited partner interests. Pursuant to a Registration Statement on Form S-1, as amended through the date of its effectiveness, we sold 1,500,000 common units, and Propylene Holdings sold 33,500,000 common units at a price to the public of $17.00 per common unit ($15.98 per common unit, net of underwriting discounts).  Immediately prior to the IPO, the outstanding limited partner interests in the Partnership were recapitalized into 139,000,000 common units pursuant to an amended and restated limited partnership agreement.  We received net proceeds of approximately $24.0 million from the sale of the common units, after deducting underwriting discounts.

4. Inventory

Inventory consists of the following (in thousands):

	December 31,
	2012	2011
Product inventory
Raw materials	$216	$2,670
Work in progress	1,127	1,762
Finished product	3,103	10,059
Total product inventory	4,446	14,491
Maintenance spares	5,683	5,792
Total inventory	$10,129	$20,283

Raw materials inventory consists primarily of propane feedstock. Work in progress inventory represents pipeline and plant fill inventory, which is a combination of propane and propylene. Finished goods inventory includes inventory stored at third party facilities pursuant to our propylene exchange and storage contracts. The exchange and storage contracts provide for storage capacity of 80 million pounds. Legal title and custody, control and risk of loss of finished goods inventory remains with us until the finished goods inventory is delivered to the customer pursuant to our propylene sales contracts.

5. Property, Plant and Equipment

Property, plant, and equipment consist of the following at December 31 (in thousands):

	Lives in Years	2012	2011
Pipelines and plant	25	$42,801	$42,232
Machinery and equipment	5 to 25	546,527	536,955
Catalyst	3 to 25	21,889	17,401
Air permits	25	26,415	26,415
Land	N/A	4,597	2,586
Other	5 to 25	8,941	4,018
		651,170	629,607
Less accumulated depreciation and amortization		(72,611)	(39,575)
		578,559	590,032
Construction in process	N/A	16,712	13,095
Property, plant, and equipment, net		$595,271	$603,127

Depreciation and amortization expense on property, plant and equipment of $33.3 million, $37.0 million, and $7.1 million are included in cost of sales in the statements of comprehensive income (loss) for 2012, 2011 and 2010, respectively. Of our total catalyst cost, 86% has a life of three to six years, while the remaining 14%, representing one specific catalyst, has a life equal to the estimated life of the plant of 25 years.

For the years ended December 31, 2012 and 2011 we did not capitalize interest. For the year ended December 31, 2010, we capitalized interest related to the construction of the facility of $10.8 million.

6. Intangible Assets

The Company’s intangible assets at December 31 consist of the following (in thousands):

	2012			2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Licensed technology	$14,181	$(1,029)	$13,152	$11,281	$(524)	$10,757
Emission Credits	9,315	—	9,315	—	—	—
Total	$23,496	$(1,029)	$22,467	$11,281	$(524)	$10,757

The technology license is being amortized on a straight-line basis over its estimated useful life of 25 years.

Amortization expense on our licensed technology for 2012, 2011 and 2010, was $0.5 million, $0.4 million and $0.1 million, respectively, and is included in cost of sales. Prior to the commencement of operations in October 2010, there was no amortization expense. Amortization expense on the licensed technology for each of the next five years is estimated to be $0.5 million per year. We purchased additional emissions credits for $9.3 million which are classified as intangibles in our consolidated balance sheet. We evaluated these credits for impairment at December 31, 2012, and concluded no impairment in their value had occurred.

7. Derivative Instruments

Our business activities expose us to risks associated with unfavorable changes in the market price of propylene and propane. Commencing October 2011, we entered into derivative transactions with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock. Under the terms of the arrangement, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the contractual percentage). Beginning in January 2012, and at the conclusion of each month thereafter, a calculation is performed to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the actual percentage). If the actual percentage exceeds the contractual percentage under the propane swaps, we are owed a sum by the propane swaps counterparty. If the contractual percentage exceeds the actual percentage under the propane swaps, we owe a sum to the propane swaps counterparty. In March 2012, to offset the negative impact of the liability position of our propane swaps, we entered into reverse positions for a portion of our propane swaps maturing in the second half of 2013. These reverse positions resulted in an asset and are reflected as derivative assets in our consolidated balance sheet at December 31, 2012.

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

As of December 31, 2012, we had entered into the following outstanding commodity forward contracts:

Volume(1)
Settlement date
Derivatives not designated as hedging contracts	2013(2)

Propane swaps, net	3.83 MMBbls

(1)                                 Volume reflects the absolute value of derivative notional volumes.

(2)                                 The maximum term is December 2013.

The 2013 volumes of 4.01 million barrels (MMBbls) reflect hedged volumes of 11,000 barrels of propane per day and are reduced by a reverse position of 1,000 barrels of propane per day or 0.18 MMBbls for the second half of the year.

Fair Value of Derivative Contracts

The fair values of our current and non-current derivative contracts are each reported separately on our consolidated balance sheets. The following table summarizes the fair values of our derivative contracts included on our consolidated balance sheets (in thousands):

	December 31, 2012		December 31, 2011
Derivatives not designated as	Derivative	Derivative	Derivative	Derivative
hedging instruments	Assets, current	Liabilities, current	Assets, noncurrent	Liabilities, current
Propane swaps	$2,386	$65,439	$6,178	$7,845
Total derivatives	$2,386	$65,439	$6,178	$7,845

Effect of Derivative Contracts on the Statement of Comprehensive Income (Loss)

The following table summarizes the impact of our derivative contracts on our accompanying statements of comprehensive income (loss) (in thousands):

	Year ended
	December 31,
	2012	2011
	Net Loss Recognized in	Net Loss Recognized in
	Statement of Comprehensive	Statement of Comprehensive
Derivatives Not Designated as Hedging Contracts	Income (Loss)	Income (Loss)
Realized loss on propane swaps	$104,895	$—
Unrealized loss on propane swaps	61,386	1,667
Propane swaps	$166,281	$1,667
Total	$166,281	$1,667

There was no income (loss) related to the derivative contracts in our consolidated statement of comprehensive income (loss) for the year ended December 31, 2010.

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

8. Deferred Financing Costs and Other Assets

As of December 31, 2012 and 2011, deferred financing costs and other assets consisted primarily of deferred financing costs, net of amortization, of $9.9 million and $7.8 million, respectively.

See Note 10 for a summary of deferred financing cost amortization by period, including the capitalization thereof related to the construction of the facility.

Scheduled amortization of deferred financing costs for the next five years as of December 31, 2012, is approximately $2.4 million for the years 2013 through 2015, $2.3 million for 2016 and $0.4 million for 2017.

9. Asset Retirement Obligation

Our asset retirement obligation is comprised of expected dismantlement and other costs to be incurred upon termination of operations and the closure of the facility. The estimated asset retirement obligation liability will increase, or accrete, each year over the life of the facility until it equals the estimated cash flows expected to be incurred on anticipated closure of the facility. The change in our asset retirement obligation is set forth below at December 31 (in thousands):

	2012	2011

Asset retirement obligation, beginning of period	$1,180	$1,092
Accretion expense	94	88
Asset retirement obligation, end of period	$1,274	$1,180

10. Debt

Prior Credit Facility

We entered into a five-year credit facility agreement in June 2009 that included a $150.0 million construction loan commitment and a $55.0 million revolving credit facility (the prior credit facility). In May 2011 the construction loan was converted to a term loan with principal and interest due quarterly thereafter following the successful completion of a series of tests demonstrating successful operating performance of the facility as required by the terms of our prior credit facility. In October 2011, the term loan was amended to require monthly principal and quarterly interest payments beginning in January 2012. Borrowings under the prior credit facility were secured by substantially all of our assets. Interest on the facility was based upon a variable rate of either (i) the Eurodollar base rate (LIBOR), subject to a LIBOR floor of 2.75%, plus a margin or (ii) the lender’s prime rate plus a margin, at our election. Interest on the prior credit facility was due monthly for Eurodollar borrowings and quarterly for prime rate borrowings. The weighted-average interest rate as of December 31, 2011, was prime-based at 8%. We were also required to pay a quarterly commitment fee at 2.875% per annum of available borrowings in excess of the outstanding borrowings under the prior credit facility.

Pursuant to the terms of the prior credit facility agreement, we were required to maintain a depository account with the lender whereby all sales and proceeds of any nature were required to be deposited and held to repay any amounts borrowed after allowing for payment of operation and maintenance expenses. On a monthly basis, proceeds from sales, to the extent they exceeded estimated operation and maintenance expenses for the next thirty days, were used to repay the revolving loan and then the term loan. Accordingly, we classified all debt as of December 31, 2011, as current in the consolidated financial statements.

In connection with the conversion of the construction loan to a term loan, we were also required to fund certain cash reserves, including a debt service reserve and a major maintenance reserve. During 2011, we funded $10.9 million into the debt service reserve, classified as restricted cash in the consolidated financial statements. The debt service reserve was fully funded at December 31, 2011. Beginning in the third quarter of 2011, we began making quarterly deposits to the major maintenance reserve. At December 31, 2011, we had funded $3.0 million into the major maintenance reserve, which we also classified as restricted cash in the consolidated financial statements.  On March 27, 2012, we refinanced and canceled the prior credit facility with borrowings under a new term loan facility.

Credit Facilities

On March 27, 2012, PL Propylene, entered into a term loan facility of $350.0 million and a revolving credit facility of $120.0 million with Morgan Stanley Senior Funding, Inc. (the Agent), and the lenders party thereto (together, the credit facilities). We drew $350.0 million under the term loan facility and used (1) $60.8 million to refinance and cancel our prior credit facilities, (2) $250.0 million to reimburse our Sponsors for construction capital expenditures and (3) approximately $16.5 million to pay associated financing costs and debt discounts. PL Propylene used the remaining amount (approximately $22.7 million) for working capital. The term loan included a discount of $7.0 million, which is reported net, less related amortization, against the total outstanding debt in our consolidated balance sheet at December 31, 2012.  The discount is being amortized over the term of the term loan using the effective interest method. We also have the right to add, subject to certain restrictions and conditions, incremental term loan and revolving credit facilities in an amount not to exceed $50.0 million.

The credit facilities contain certain restrictive financial covenants including limitations on our ability to incur additional debt and the requirement to maintain a total secured leverage ratio, as defined, no greater than 4.0 to 1.0, but only in the event that on the last day of any quarter, the aggregate amounts outstanding under the revolving credit facility exceed $100.0 million. At December 31, 2012, no amounts were outstanding, and we had $120.0 million available to us under the revolving credit facility. The credit facilities are secured by substantially all of PL Propylene’s assets.

The credit agreement contains a provision requiring the Partnership to maintain a minimum fixed charge coverage ratio, as defined in the credit agreement, of at least 1.75 to 1.0. In the event that our fixed charge coverage ratio is less than the minimum requirement, we are not permitted to make distributions in excess of the sum of 1) net remaining proceeds from the IPO, 2) $100.0 million and 3) permitted tax distributions, as defined in the credit agreement.

Interest Rate and Fees.     Borrowings under the credit facilities bear interest at a rate per annum based on an underlying base rate plus an applicable margin. The applicable margin for the term loan facility and the revolving credit facility ranges from 4.75% for loans bearing interest at the Alternate Base Rate to 5.75% for loans bearing interest at LIBOR. At December 31, 2012, the interest rate on the term loan was based on LIBOR, subject to the LIBOR floor of 1.25%, resulting in a rate of 7%.

The revolving credit facility also includes a commitment fee calculated at a rate per annum equal to 0.50% on the average daily unused portion of the commitments under the revolving credit facility.  In addition, we pay an annual management fee for our term loan facility and our revolving credit facility. We are required to pay a participation fee equal to the applicable margin for LIBOR loans, and a fronting fee to lenders participating in any letter of credit 5.75%, and 0.125%, respectively.

Amortization and Final Maturity.     The term loan facility will be amortized in aggregate amounts of 0.25% per fiscal quarter of the original principal amount and will mature on the fifth anniversary of the closing date, March 27, 2017. Future payments under our term loan facility for each of the next five years are as follows:  $3.5 million in each of the years 2013 through 2016 and $333.4 million in 2017. The revolving credit facility maturity date is September 27, 2016, at which time the revolving credit facility will terminate.

In connection with the refinancing, we wrote off approximately $7.0 million of unamortized deferred financing costs associated with the prior credit facility. The write-off of these costs is reflected as a loss on early extinguishment of debt in our consolidated statement of comprehensive income (loss) for the year ended December 31, 2012.

As required by our term loan facility, we entered into an interest rate protection agreement in July 2012 whereby we capped the three month LIBOR rate at 2.0% for up to $115.5 million on our term loan. The agreement terminates March 27, 2014.

Interest expense, net consists of the following (in thousands):

	Year Ended
	December 31,
	2012	2011	2010
Interest expense incurred on borrowings	$(21,758)	$(13,335)	$(10,994)
Interest capitalized	—	—	8,275
Amortization of discount	(919)	—	—
Loan commitment fees	(1,014)	(1,402)	(2,090)
Amortization of deferred financing costs	(2,540)	(3,118)	(3,119)
Amortization of deferred financing costs capitalized	––	––	2,507
Interest income	75	2	3
Interest expense, net	$(26,156)	$(17,853)	(5,418)

11. Income Taxes

Components of the income tax provision are solely related to the Texas Margin Tax and are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current tax expense:
Federal	$—	$—	$—
State	1,042	540	—
Total	1,042	540	—
Deferred tax expense (benefit):
Federal	—	—	—
State	(289)	832	—
Total	(289)	832	—
Total income tax expense	$753	$1,372	$—

The difference between the statutory U.S. federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) as a result of:
Partnership earnings not subject to tax	(35.0)%	(35.0)%	(35.0)%
Texas Margin Tax	1.3%	5.9%	—%
Effective tax rate	1.3%	5.9%	—%

At December 31, 2012 and 2011, we have recorded $0.5 million and $0.8 million, respectively, of deferred tax liabilities. Deferred tax liabilities at December 31, 2012 and 2011, primarily relate to excess depreciation related to the facility for tax purposes in the amounts of $1.1 million and $0.8 million, respectively. The deferred tax liability at December 31, 2012, is offset by a deferred tax asset related to the unrealized loss on the propane swaps in the amount of $0.6 million. As of December 31, 2012, our tax returns for 2008 through 2012 were open for examination by the State of Texas.

12. Long-Term Incentive Plan

The Long-Term Incentive Plan was adopted by our General Partner in May 2012. The Long-Term Incentive Plan is intended to promote our interests by providing incentive compensation, based on our common units, to employees, consultants, and directors and to encourage superior performance. The Long-Term Incentive Plan provides for grants of restricted units, phantom units, unit awards and other unit-based awards up to a plan maximum of 5,882,352 common units. If an award is cancelled, forfeited, exercised, settled in cash or otherwise terminates or expires without the actual delivery of units, the units subject to such award will again be available for awards under the Long-Term Incentive Plan; however, common units withheld to satisfy exercise prices or tax withholding obligations are not available for delivery pursuant to other awards. The common units delivered pursuant to awards under the Long-Term Incentive Plan may be common units acquired on the open market or acquired from the Partnership, any affiliate or any other person or any combination thereof, as determined in the discretion of the Long-Term Incentive Plan’s administrative committee.

Restricted Unit Awards

A restricted unit award under the Long-Term Incentive Plan is a common unit that vests over a period of time and during that time is subject to forfeiture.  Our General Partner anticipates that the majority of our restricted units will generally vest annually over a three-year period from the date of grant provided the recipient has continually provided service to us, our General Partner, or any other of our affiliates.  Certain restricted unit awards are eligible for UDRs.  Absent any restrictions on the UDRs in an award agreement, we will pay UDRs to the holder of the restricted unit without restriction at the same time as we pay quarterly cash distributions to our common unitholders.

During the year ended December 31, 2012, we recognized total equity-based compensation expense of approximately $2.2 million related to the restricted unit awards ($1.3 million as cost of sales and $0.9 million as general and administrative expense). The weighted average grant date fair value of restricted unit awards is based on the closing price of our underlying common units on the grant date.

The following table presents activity related to our Long-Term Incentive Plan awards granted to employees during the year ended December 31, 2012:

	Restricted	Weighted average
	Unit Awards	grant date fair value
Units outstanding December 31, 2011	—	$—
Units granted	874,124	15.24
Units forfeited	(28,388)	16.60
Units outstanding December 31, 2012	845,736	$15.19

These service-based awards vest ratably over three years.  At December 31, 2012, none of the restricted unit awards were vested.  The aggregate intrinsic value of outstanding restricted unit awards at December 31, 2012, was approximately $11.5 million. Also at December 31, 2012, total compensation cost related to nonvested restricted employee unit awards that had not yet been recognized totaled approximately $10.7 million.  The weighted-average period over which this amount will be recognized is approximately 2.5 years.

The following table presents activity related to our Long-Term Incentive Plan awards granted to members of our General Partner’s board of directors during the year ended December 31, 2012:

	Restricted	Weighted average
	Unit Awards	grant date fair value
Units outstanding December 31, 2011	—	$—
Units granted	16,182	12.36
Units forfeited	—	—
Units outstanding December 31, 2012	16,182	$12.36

These awards vest ratably over one year.  At December 31, 2012, none of the restricted unit awards were vested.  The aggregate intrinsic value of outstanding restricted director unit awards at December 31, 2012, was approximately $0.2 million. Also at December 31, 2012, total compensation cost related to nonvested restricted director unit awards that had not yet been recognized totaled approximately $0.1 million.  The weighted-average period over which this amount will be recognized is approximately seven months.

13. PL Manufacturing Profits Interest Plan

Prior to the IPO, PL Manufacturing maintained a profits interest plan (the Profits Interest Plan) for the benefit of our employees, as well as the key management employees of certain affiliated companies. Because the Profits Interest Plan was intended to compensate award recipients with respect to the services they performed for our benefit, the equity-based compensation expense is reflected in our financial statements. The Profits Interests Units (comprising the Class B, C and D Units) as referenced in this footnote are fully vested units in PL Manufacturing.  Profits Interests Units are not the same security as our common units.  Neither the Partnership nor the General Partner has any reimbursement obligation or other financial responsibility with respect to any future distributions made by PL Manufacturing.

PetroLogistics Company LLC (PetroLogistics LLC) is an affiliate entity. Through December 31, 2011, the senior executives who oversee our operations were employed by PetroLogistics LLC and provided management services to us pursuant to our services agreement with PetroLogistics LLC. The majority of the profits interests (Profits Interest Units) that PL Manufacturing issued were to persons employed by PetroLogistics LLC. For accounting purposes, we treated these awards as being made to non-employees through December 31, 2011. As of January 1, 2012, all PetroLogistics Company LLC employees transferred their employment to the General Partner and continued to provide management services to us. As of that date, the underlying grant date fair value of nonvested Profits Interest Units held by the former PetroLogistics LLC employees became fixed due to the change in employment status, and equity-based compensation expense attributed to these Profits Interest Units for the period from January 1, 2012 through the closing of the IPO in May 2012, was based on the underlying fair value of the Profits Interest Units as of January 1, 2012.

Vesting and Unit Rights

Under the Profits Interest Plan, Class B, C and D Profits Interest Units were granted to management and employees.  The Class B Profits Interest Units were fully vested at the date of issuance, July 23, 2008. The issued and outstanding Class C and Class D Profits Interest Units vested over four years beginning on the later of March 11, 2009, or the recipient’s date of employment. The Class C and Class D Profits Interest Units became fully vested upon the closing of the IPO in May 2012.  There were no forfeitures for any of the periods presented. At the closing of the IPO, remaining unrecognized compensation expense related to the previously nonvested Profits Interest Units was fully recognized in the amount of approximately $43.7 million.

Determination of Equity-Based Compensation Expense

Equity-based compensation expense for all Profits Interest Units issued to employees was based on the estimated grant-date fair value of the Profits Interest Units less estimated forfeitures. We recognized this equity-based compensation expense on a straight-line basis over the requisite service period of the award.  For Profits Interest Units granted to non-employees, non-vested Profits Interest Units were revalued at each reporting date at the current fair value, with any change in value reflected in the statements of comprehensive income (loss).

Estimates and Key Assumptions

Our predecessor engaged an independent valuation specialist to assist us in determining the fair value of the Profits Interest Units for the years ended December 31, 2011 and 2010. The fair values of the Profits Interest Units as of December 31, 2011, were used as the basis for recording equity-based compensation expense related to the Profits Interest Units in 2012 as the values of the Profits Interest Units became fixed on January 1, 2012, due to the change in employment status of the former PetroLogistics LLC employees. Through March 31, 2011, we estimated the fair values of the Profits Interest Units using the Black-Scholes option-pricing model (OPM). Beginning in the second quarter of 2011, we estimated the fair values of the Profits Interest Units using a hybrid method considering a probability weighting between (i) a 15% weighting with respect to a delayed exit scenario, in which we estimated the fair value of the Profits Interest Units using the OPM, and (ii) an 85% weighting with respect to an expected initial public offering scenario in which we effect an initial public offering as a master limited partnership, and which is largely based on comparable company valuations. These estimates required the use of highly subjective and complex assumptions to determine the fair value of equity-based awards, including the equity value of our business and the Profits Interests Units’ expected time to liquidity, volatility, risk-free interest rate and dividend yield.

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

In valuing our business for purposes of the initial public offering scenario, we estimated the equity value of our business by considering forecasted sales and costs, including consideration of forecasts of future propylene and propane prices that were published by industry sources as of each valuation date. The forecasted financial results, including distributable cash flows, were then used to estimate the equity value of our business by applying yields of master limited partnerships. These market yields were based on then-current and expected distributions and unit prices of comparable master limited partnerships.

In valuing our business prior to March 31, 2011, and for purposes of the delayed exit scenario on later dates, we estimated the equity value of our business by considering a weighted combination of value indications under two valuation approaches, an income approach and a market approach. The income approach estimated the present value of future estimated cash flows, based upon forecasted sales and costs, including consideration of forecasts of future propylene and propane prices that were published by industry sources as of each valuation date. These future cash flows were discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar lines of business as of each valuation date, as adjusted to reflect the risks inherent in our cash flows. The market approach estimates the fair value of a company by applying market multiples of comparable publicly traded companies in our industry or similar lines of business. These market multiples were based on key metrics implied by the enterprise values or acquisition values of comparable publicly traded companies.

The fair values of our Profits Interest Units on a per-Unit basis were as follows at December 31:

	2011	2010
Unit Class
Class B	$3.16	$0.94
Class C	2.39	0.51
Class D	2.34	0.39

The following weighted-average assumptions were used in determining the fair values at December 31:

	2011	2010
Estimated time to liquidity event	2 years	3 years

Expected volatility	50%	50%

Risk-free interest rate	0.25%	1.02%

Dividend yield	0%	0%

We estimated the time to a liquidity event based on our then-current expectations regarding the period during which we believed we could achieve significant milestones in our business strategy and effect a liquidity event. We had no historical volatility with respect to the Profits Interest Units since the Profits Interest Units had never been publicly traded. Accordingly, the volatility was estimated by using volatility information from a peer group of publicly traded companies. The risk-free rate was based on the U.S. Treasury rate for notes with terms best matching the Profits Interest Units’ expected terms. The dividend yield assumption of 0% was based on our history and our expectation of not paying dividends if we did not change our structure.

At the date of the IPO, the per unit fair values of the Class B, Class C and Class D Profits Interest Units based on the waterfall allocation of the IPO proceeds to PL Manufacturing and the PL Manufacturing Members was $4.53, $3.73 and $3.73, respectively.

Total recognized equity-based compensation expense related to the Profits Interest Plan was as follows (in thousands):

	Year Ended
	December 31,
	2012	2011	2010
Cost of sales	$402	$311	$532
General and administrative expense	54,788	64,072	13,951
Total equity-based compensation expense related to the Profits Interest Plan	$55,190	$64,383	$14,483

Employee Awards

There were no grants of Profits Interest Units to employees during 2012 or 2011. During 2010, a total of 5,695,000 Class C Profits Interest Units were granted to employees at a weighted average grant date fair value of $0.35 per unit, and there was no activity with respect to the Class B or Class D Profits Interest Units.

The table below summarizes the activity relating to the employee Profits Interests Units during the year ended December 31, 2012:

	Class B Units		Class C Units		Class D Units
		Weighted-Average		Weighted-Average		Weighted-Average
	Number of	Grant Date	Number of	Grant Date	Number of	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Units outstanding at December 31, 2011	—	$—	5,695,000	$0.35	—	$—
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Increase in units resulting from changes in employment status at January 1, 2012	3,912,720	0.50	48,659,205	0.35	27,527,103	0.26
Units outstanding at December 31, 2012	3,912,720	$0.50	54,354,205	$0.35	27,527,103	$0.26

The table below summarizes the activity relating to the nonvested employee Profits Interests Units granted under the Plan for the year ended December 31, 2012:

	Class B Units		Class C Units		Class D Units
		Weighted-Average		Weighted-Average		Weighted-Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of Units	Fair Value	of Units	Fair Value	of Units	Fair Value
Nonvested units outstanding at December 31, 2011	—	$—	1,910,000	$0.35	—	$—
Units granted	—	—	—	—	—	—
Increase in nonvested units resulting from changes in employment status at January 1, 2012	—	—	24,329,602	0.35	13,763,551	0.26
Units vested	—	—	(26,239,602)	0.35	(13,763,551)	0.26
Nonvested units outstanding at December 31, 2012	—	$—	—	$—	—	$—
Vested units at December 31, 2011	—	$—	3,785,000	$0.35	—	$—
Units vested	—	—	12,926,051	0.35	6,881,775	0.26
Increase in vested units resulting from changes in employment status at January 1, 2012	3,912,720	0.50	24,329,603	0.35	13,763,552	0.26
Units vested upon closing of the Offering	—	—	13,313,551	0.35	6,881,776	0.26
Vested units at December 31, 2012	3,912,720	$0.50	54,354,205	$0.35	27,527,103	$0.26

The total fair value of employee Profits Interest Units that vested during the years ended December 31, 2012, 2011 and 2010 was $120.6 million, $0.3 million and $1.0 million, respectively.

Non-Employee Awards

There were no grants of Profits Interest Units to non-employees during 2012 or 2011. During 2010, a total of 48,409,205 Class C Profits Interest Units were granted to non-employees at a weighted average grant date fair value of $0.35 per unit, and a total of 27,527,103 Class D Profits Interest Units were granted to non-employees at a weighted average grant date fair value of $0.26 per unit. There was no activity with respect to the Class B Profits Interest Units in 2010.

The table below summarizes the activity relating to the non-employee Profits Interest Units during the year ended December 31, 2012:

	Class B Units		Class C Units		Class D Units
		Weighted-Average		Weighted-Average		Weighted-Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of Units	Fair Value	of Units	Fair Value	of Units	Fair Value
Units outstanding at December 31, 2011	3,912,720	$0.5	49,359,205	$0.35	27,527,103	$0.26
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Decrease in units resulting from changes in employment status at January 1, 2012	(3,912,720)	0.5	(48,659,205)	0.35	(27,527,103)	0.26
Units outstanding at December 31, 2012	—	$—	700,000	$0.35	—	$—

The table below summarizes the activity relating to the nonvested non-employee Profits Interest Units under the Plan for the year ended December 31, 2012:

	Class B Units		Class C Units		Class D Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant Date	Number	Grant Date	Number	Grant Date
	of Units	Fair Value	of Units	Fair Value	of Units	Fair Value
Nonvested units outstanding at December 31, 2011	—	$—	24,679,602	$0.35	13,763,551	$0.26
Decrease in nonvested units resulting from changes in employment status at January 1, 2012	—	—	(24,329,602)	0.35	(13,763,551)	0.26
Units granted	—	—	—	—	—	—
Units vested	—	—	(350,000)	0.35	—	—
Nonvested units outstanding at December 31, 2012	—	$—	—	$—	—	$—
Vested units at December 31, 2011	3,912,720	$0.50	24,679,603	$0.35	13,763,552	$0.26
Units vested	—	—	37,500	0.35	—	—
Decrease in vested units resulting from changes in employment status at January 1, 2012	(3,912,720)	0.50	(24,329,603)	0.35	(13,763,552)	0.26
Units vested upon closing of the Offering	—	—	312,500	0.35	—	—
Vested units at December 31, 2012	—	$—	700,000	$0.35	—	$—

                                                The total fair value of non-employee Profits Interest Units that vested during the years ended December 31, 2012, 2011, and 2010 was $1.3 million, $34.8 million and $6.1 million, respectively.

14. Related Party and Affiliate Transactions

Services Agreement with PL Midstream LLC

PL Midstream LLC (PL Midstream), a formerly affiliated company through Lindsay Goldberg, provides pipeline management services to us for a monthly charge. During the years ended December 31, 2012, 2011 and 2010, we incurred fees of $0.9 million, $0.8 million and $0.2 million, respectively, for pipeline management services with PL Midstream which are included in cost of sales. Lindsay Goldberg sold PL Midstream effective October 1, 2012.

Services Agreement with PetroLogistics Company LLC

During 2011 and 2010 PetroLogistics LLC provided certain services to us, including: (i) accounting, payroll, and other financial services; (ii) information systems, network, and communication services; and (iii) management services. These services were provided in exchange for a monthly charge. During the years ended December 31, 2011 and 2010, we incurred fees of $2.8 million and $1.7 million, respectively from PetroLogistics LLC. These fees are reported as general and administrative expense. As of January 1, 2012, PetroLogistics LLC no longer provides general and administrative services to us, and these services are now being provided to us by our General Partner.

Services Agreement with PetroLogistics GP LLC

We entered into a services agreement with our General Partner on January 1, 2012, pursuant to which our General Partner provides certain operational, managerial and general administrative services to us.  All employees of PL Propylene and PetroLogistics LLC became employees of our General Partner on January 1, 2012.  We reimburse the General Partner for all direct and indirect expenses the General Partner incurs or payments the General Partner makes on our behalf including, without limitation, salary, bonus, incentive cash compensation and employee benefits.  During the year ended December 31, 2012, we incurred fees of $16.6 million under the services agreement with our General Partner.  The amounts we pay the General Partner for these services are reported in the statements of comprehensive income (loss) in the line item to which the expense relates.

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

Other

We are party to an omnibus agreement with our General Partner, Propylene Holdings and PL Manufacturing. See Note 2 for further discussion relating to the omnibus agreement.

During the years ended December 31, 2012, 2011 and 2010, we utilized the services of a company owned by Lindsay Goldberg in the amounts of approximately $1.5 million, $2.8 million, and $21.8 million respectively, in connection with facility maintenance and construction activities.

In 2011, we entered into an agreement with Lindsay Goldberg, under which we were to pay an annual fee of $2.0 million for advisory services. This agreement terminated under its terms with the IPO. At the closing of the IPO, we owed Lindsay Goldberg approximately $2.7 million related to this fee. This amount was waived by Lindsay Goldberg in May 2012 in connection with the IPO, and recorded as a contribution to partners’ capital.

15. Concentration of Risk

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

The following table presents the concentration of total sales to our largest customers:

	Year Ended
	December 31,
	2012	2011	2010
Dow Chemical Company (Dow)	42%	55%	40%
Total Petrochemicals USA, Inc. (Total)	20%	24%	9%
INEOS Olefins and Polymers USA (INEOS)	18%	16%	50%
LyondellBasell Industries N.V. (LyondellBasell)	12%	—	—
Others (less than 10% individually)	8%	5%	1%
Total sales	100%	100%	100%

We have entered into market-based sales contracts with our propylene customers to provide minimum annual quantities. (see Note 16). These minimum quantities comprise the substantial majority of the facility’s anticipated annual production of propylene. This concentration in the volume of business transacted with a limited number of customers subjects us to substantial risks. The loss of any of the above-named customers without replacement on comparable terms could adversely affect our business, results of operations and financial condition. If we were to lose one or more of our current customers, we would seek to engage in sales transactions with other petrochemical companies on either a long-term contract basis or in the spot market, although there is no assurance we would be able to do so.

Feedstock Supplier Concentration Risk

We have entered into long-term market-based contracts for the purchase of propane, our sole feedstock, as well as nitrogen and natural gas. There is only one supplier in each of these contracts. Interruptions in or limitations on volumes provided under these contracts subject us to the risk that we would be unable to meet our production requirements if we are unable to locate and procure replacement volumes from alternate sources.

Counterparty Risk with Respect to Derivative Instruments

Our business activities expose us to the risk associated with changes in the market price of propylene and propane. In order to manage our exposure to the price risk related to propane, we began entering into the propane swaps in October 2011 through March 2012. Pursuant to the omnibus agreement, through our General Partner, we allocated all of our benefits and obligations under the propane swaps to PL Manufacturing and the PL Manufacturing Members. (see Note 7).

In those situations where we are exposed to credit risk in our derivative instruments transactions, we analyze the counterparty’s financial condition prior to entering into an agreement. Generally, we do not require collateral nor do we anticipate nonperformance by our counterparty.

16. Commitments and Contingencies

We are obligated under long-term market-based propylene sales agreements to supply our customers with minimum quantities of propylene annually.

The following table illustrates certain information regarding our propylene contracts (in millions of pounds):

Company	Max	Min	Ends December 31
Contracts:
Dow	690	510	2018
Total	300	222	2014
INEOS	284	244	2013
LyondellBasell	60	60	2013
BASF Corporation	120	96	2013
Total	1,454	1,132

Purchase Obligations

Under the terms of our propylene storage and transportation contracts and a nitrogen supply contract, we are obligated to make payments that approximate the following: $2.3 million in 2013, $1.0 million in 2014, $0.6 million in 2015 and $0.7 million in each of 2016 and 2017 and $2.3 million thereafter. Our propylene storage and transportation contracts are based on the number of pounds of propylene stored with the counterparty and contain minimum annual storage and transportation amounts. During the years ended December 31, 2012, 2011, and 2010, we incurred $2.5 million, $1.7 million and $0.2 million, respectively, under our long-term propylene storage and transportation contracts. Our nitrogen supply contract is a market-based contract that is adjusted annually for inflation. During the years ended December 31, 2012, 2011 and 2010, we incurred $0.9 million, $0.9 million, and $0.1 million under our nitrogen supply contract. We also have contracts to purchase propane and other materials used in the production process, but these contracts do not specify minimum purchase commitments.

Lease Obligations

We are obligated for rentals under a lease for office space that commenced on April 1, 2012. Under this contract, we are obligated to make payments that approximate the following: $0.4 million in each of 2013, 2014, 2015, 2016, 2017, and $0.1 million thereafter. The office space lease expires April 30, 2018. During 2011 and 2010, we did not have any non-cancelable lease agreements that extended beyond one year.

For 2012, 2011 and 2010, we recorded total rent expense, which includes equipment rentals, of $2.5 million, $2.6 million and $0.2 million, respectively.

Environmental Matters

The facility may experience releases of hydrocarbons or other contaminants into the environment, or we may discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. To date, management has not identified any material environmental obligations.

Insurance

The facility may experience damage as a result of an accident, natural disaster or terrorist activity. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, and suspension of operations. We maintain insurance of various types that we consider adequate to cover our assets and operations. The insurance policies are subject to deductibles, limits and sub-limits and other terms, such that our ability to receive indemnification thereunder is limited. Our insurance does not cover every potential risk associated with operating the facility.

The occurrence of a significant event that is not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. We believe we are adequately insured with respect to our operations.

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

17. Subsequent Events

The fair value of our propane swap assets increased from approximately $2.4 million to approximately $2.9 million (all current), and our propane swap liabilities decreased from approximately $65.4 million to approximately $62.4 million on February 28, 2013 (all current), representing an unrealized gain on derivatives of $3.5 million. We also incurred realized losses on the propane swaps of approximately $8.0 million and $7.5 million in January and February 2013, respectively (see Note 2).

On February 4, 2013, the General Partner approved a distribution to common unitholders of record as of February 19, 2013. The distribution of 28 cents per common unit was paid on February 26, 2013. The PL Manufacturing and the PL Manufacturing Members’ distribution of $29.1 million was used to partially fund their obligation for realized losses on the propane swaps pursuant to the omnibus agreement with the remaining portion funded with a cash payment of approximately $2.8 million. The entire contribution of $31.9 million is reflected as a related party receivable in our consolidated balance sheet at December 31, 2012.

18. Quarterly Financial Data (Unaudited)

		Operating	Net Income	Net Income (Loss)
	Sales	Income (Loss)	(Loss)	per Unit
	(In millions, except per unit amounts)
2012
First Quarter	$234.7	$(33.5)	$(45.4)	$ N/A
Second Quarter	193.8	(31.1)	(37.8)	0.20	(1)
Third Quarter	156.1	8.2	0.6	0.0
Fourth Quarter	166.1	33.6	25.9	0.19

2011
First Quarter	$105.8	$(17.8)	$(22.8)	$ N/A
Second Quarter	196.4	52.9	47.6	N/A
Third Quarter	167.8	28.9	24.1	N/A
Fourth Quarter	144.9	(22.9)	(27.0)	N/A

(1) Represents net income per unit subsequent to the IPO (May 9, 2012, through June 30, 2012).

Item 9.                                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                        Controls and Procedures.

Disclosure Controls and Procedures

We maintain written “disclosure controls and procedures,” which we refer to as our “DCP.”  Our DCP is designed to ensure that (i) information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to management, including our Executive Chairman, our Chief Executive Officer, our Chief Financial Officer and our General Counsel, to allow for timely decisions regarding required disclosure.

Applicable SEC rules require an evaluation of the effectiveness of the design and operation of our DCP.  Management, under the supervision and with the participation of our Executive Chairman, President and Chief Executive Officer, Chief Financial Officer and General Counsel, has evaluated the effectiveness of the design and operation of our DCP as of the end of the period covered by this report, and has found our DCP to be effective in providing reasonable assurance of the timely recording, processing, summarization and reporting of information, and in the accumulation and communication of information to management to allow for timely decisions with regard to required disclosure.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  “Internal control over financial reporting” is a process designed by, or under the supervision of, our Executive Chairman, our Chief Executive Officer and our Chief Financial Officer, and effected by the board of directors of our General Partner, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Our management, including our Executive Chairman, our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Although we have made various enhancements to our controls, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Executive Chairman, our Chief Executive Officer and our Chief Financial Officer pursuant to Exchange Act rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1, 31.2 and 31.3.  The certifications of our Executive Chairman, our Chief Executive Officer and our Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1, 32.2 and 32.3.

Item 9B.                        Other Information.

There was no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 that has not previously been reported.

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance.

Code of Business Conduct and Ethics

Our General Partner has adopted a Code of Business and Ethics Conduct for its employees, officers and directors, which covers a wide range of business practices and procedures.  In addition our General Partner has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller and persons performing similar functions (senior financial officers).  Copies of such Codes are available on our website http://www.petrologistics.com, and copies will be mailed, without charge, upon written request to PetroLogistics LP, 600 Travis Street, Houston, TX 77002, Attn: General Counsel and Corporate Secretary.  We intend to disclose any amendments to or waivers of the Codes on behalf of our senior financial officers on our website, at http://www. petrologistics.com promptly following the date of the amendment or waiver.

Our Management

Our General Partner manages our operations and activities subject to the terms and conditions specified in our partnership agreement.  Our General Partner will be indirectly owned by our sponsors, certain of our executive officers and certain of its employees.  The operations of our General Partner in its capacity as General Partner are managed by its board of directors.  Actions by our General Partner that are made in its individual capacity will be made by our sponsors, as indirect owners of a controlling interest in our General Partner, and not by the board of directors of our General Partner.  The board of directors of our General Partner is not elected by our unitholders and will not be subject to re-election on a regular basis in the future.  The executive officers of our General Partner will manage our day-to-day activities consistent with the policies and procedures adopted by the board of directors of our General Partner.

Limited partners will not be entitled to elect the directors of our General Partner or directly or indirectly participate in our management or operation.  Our partnership agreement contains various provisions which replace default fiduciary duties under applicable law with contractual corporate governance standards.  Our General Partner will be liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it.  Our General Partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.  Our credit facilities are non-recourse to our General Partner.

Whenever our General Partner makes a determination or takes or declines to take an action in its individual, rather than representative, capacity, it is entitled to make such determination or to take or decline to take such other action free of any fiduciary duty or obligation whatsoever to us, any limited partner or assignee, and it is not required to act in good faith or pursuant to any other standard imposed by our partnership agreement or under Delaware law or any other law.  Examples include the exercise of its call right, its voting rights and its determination whether or not to consent to any merger or consolidation of the partnership.  Actions by our General Partner that are made in its individual capacity will be made by our sponsors, as indirect owners of a controlling interest in our General Partner, and not by its board of directors.

As a publicly traded partnership, we qualify for, and intend to rely on, certain exemptions from the NYSE’s corporate governance requirements, including the requirement that a majority of the board of directors of our General Partner consist of independent directors and the requirement that the board of directors of our General Partner have a nominating/corporate governance committee that is composed entirely of independent directors.  While not required by NYSE rules, the board of directors of our General Partner intends to have a compensation committee, however, our compensation committee may not be composed entirely of independent directors.

As a result of these exemptions, our General Partner’s board of directors will not be comprised of a majority of independent directors, our General Partner’s compensation committee may not be comprised entirely of independent directors and our General Partner’s board of directors does not currently intend to establish a nominating/corporate governance committee.  Accordingly, unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Independence Determination and Audit Committee

Pursuant to the NYSE listing standards, a director will be considered independent if the board determines that he or she does not have a material relationship with our General Partner or us (either directly or indirectly as a partner, unitholder or officer of an organization that has a material relationship with our General Partner or us) and otherwise meets the board’s stated criteria for independence. The NYSE listing standards specify the criteria by which the independence of directors will be determined, including guidelines for directors and their immediate family members with respect to employment or affiliation with us or with our independent public accountants.

The board of directors of our General Partner has an audit committee that, among other things, oversees, reviews, acts on and reports to the board of directors of our General Partner on various auditing and accounting matters, including: the selection of our independent accountants, the scope of our audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices.  In addition, the audit committee oversees our compliance programs relating to the legal and regulatory requirements as they relate to financial reporting.

Our audit committee is comprised of three directors, John B. Walker, Phillip D. Kramer and Andrew S. Weinberg.  Our board has determined that Mr. Walker and Mr. Kramer satisfy the independence standards established by the NYSE.  Mr. Kramer qualifies as an “audit committee financial expert” for purposes of SEC rules and regulations.  We will have a third independent director not later than the earlier of one year following the listing of our units on the NYSE or one year from the date of effectiveness of the registration statement filed with the SEC in connection to our IPO, in reliance on an exemption from the independence standards set forth in Rule 10A-03(b)(1)(iv) of the Exchange Act. We believe our reliance on such exemption does not and will not materially adversely affect the ability of the audit committee to act independently and to satisfy the other applicable requirements of Rule 10A-03.  Our audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at http://www.petrologistics.com.

Other Committees

Our partnership agreement provides the board of directors of our General Partner the right to establish a conflicts committee, comprised of independent directors, to consider matters affecting the Partnership or any of its affiliates whenever a potential conflict of interest exists or arises.  Any matters approved by the conflicts committee will be conclusively deemed to be in good faith to us, approved by all of our partners and not a breach by our General Partner of any duties it may owe us or our unitholders.  The members of the conflicts committee may not be officers or employees of our General Partner or any person controlling our General Partner, including Lindsay Goldberg and York Capital, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement.  Our audit committee may also serve as the conflicts committee.  If the board of directors of our General Partner does not seek approval from the conflicts committee, and the board of directors of our General Partner approves the resolution or course of action taken with respect to the conflict of interest, then it will be presumed that, in making its decision, the board of directors of our General Partner acted in good faith, and in any proceeding brought by or on behalf of us or any unitholder, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

The board of directors of our General Partner has a compensation committee that establishes salaries, incentives and other forms of compensation for officers and certain other employees of our General Partner.  The compensation committee operates pursuant to a written charter.  Our compensation committee is comprised of Lance L. Hirt and John B. Walker.

Board Leadership Structure and Role in Risk Oversight

David Lumpkins serves as a co-principal executive officer and as Executive Chairman.  Our General Partner’s board of directors has no policy with respect to the separation of the office of chairman and the office of chief executive officer.  Our General Partner has determined that this leadership structure represents an efficient and effective arrangement and that our leadership structure is appropriate in light of our ownership structure.  In 2012, the board of directors of our General Partner did not have a lead independent director, however, Mr. Phil Kramer was selected as lead independent director on February 13, 2013.  There were no regularly scheduled meetings of the non-management directors during 2012, however, the board intends to hold such meetings beginning with the meeting of the board of directors that will be held in May 2013.

The management of enterprise-level risk may be defined as the process of identification, management and monitoring of events that present opportunities and risks with respect to creation of value for our unitholders.  The board of directors of our General Partner has delegated to management the primary responsibility for enterprise-level risk management, while the board has retained responsibility for oversight of management in that regard.  Management provides an enterprise-level risk assessment to the board of directors of our General Partner at least once every year.

Non-Management Executive Sessions and Shareholder Communications

NYSE listing standards require regular executive sessions of the non-management directors of a listed company, and an executive session for independent directors at least once a year. Non-management directors of the board of directors of our General Partner intend to meet in executive sessions in connection with each regular board meeting, beginning with the meeting to be held in May 2013.

Interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary at PetroLogistics LP, 600 Travis Street, Suite 3250, Houston, Texas 77002. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.

Meetings and Other Information

Other than Alan Goldberg, all of our directors attended more than 75% of the aggregate number of meetings of the board of directors and the committees of the board on which the director served.

Our Audit Committee Charter and Governance Guidelines, as well as our Code of Business and Ethics Conduct and our Financial Code of Ethics, each of which applies to our principal executive officer, principal financial officer and principal accounting officer, are available on our Internet website at http://www.petrologistics.com, and a copy will be mailed without charge, upon written request, to PetroLogistics LP, 600 Travis Street, Houston, TX 77002, Attn: General Counsel and Corporate Secretary.   We intend to disclose any amendment to or waiver of the Codes on behalf of an executive officer or director either on our Internet website or in an 8-K filing. Our first annual CEO certification as required by Section 303A.12(a) of the NYSE’s Listed Company Manual must be submitted to the NYSE within 30 days of filing our 2012 Annual Report on Form 10-K.

Audit Committee Report

The audit committee of PetroLogistics GP LLC oversees the Partnership’s financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls.

In fulfilling its oversight responsibilities, the audit committee reviewed and discussed with management the audited financial statements contained in this Annual Report on Form 10-K.

The Partnership’s independent registered public accounting firm, Ernst & Young LLP, is responsible for expressing an opinion on the conformity of the audited financial statements with accounting principles generally accepted in the United States of America. The audit committee reviewed with Ernst & Young LLP the firm’s judgment as to the quality, not just the acceptability, of the Partnership’s accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards.

The audit committee discussed with Ernst & Young LLP the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board. The committee received written disclosures and the letter from Ernst & Young LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding Ernst & Young LLP’s communications with the audit committee concerning independence, and has discussed with Ernst & Young LLP its independence from management and the Partnership.

Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

Phillip D. Kramer (Chairman)

John B. Walker

Andrew S. Weinberg

Executive Officers and Directors

We are managed and operated by the board of directors and executive officers of our General Partner.  In this report, we sometimes refer to the executive officers of our General Partner as “our executive officers.” Under our partnership agreement, employees and executive officers of our General Partner may, from time to time, provide management, advisory and administrative services to its affiliates and other persons.

The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2012:

Name	Age	Position With Our General Partner
David Lumpkins	58	Executive Chairman and Director
Nathan Ticatch	47	President, Chief Executive Officer and Director
Sharon Spurlin	47	Senior Vice President and Chief Financial Officer
Richard Rice	53	Senior Vice President, General Counsel and Corporate Secretary
Hank Jeans	60	Senior Vice President—Commercial
John Parkinson	51	Vice President—Operations
Randy Miller	47	Vice President—Engineering
Jaime Buehl-Reichard	33	Director
Alan E. Goldberg	58	Director
Lance L. Hirt	45	Director
Zalmie Jacobs	47	Director
Phillip D. Kramer	56	Director
Robert D. Lindsay	57	Director
John B. Walker	66	Director
Andrew S. Weinberg	38	Director

David Lumpkins, co-founder of our predecessor, is responsible for formulating and executing our business strategy as well as providing general executive oversight of our managerial and commercial activities.  Mr. Lumpkins has had a key role since the initial conception in the development and execution of the plan to develop the facility now owned and operated by the Partnership.  Mr. Lumpkins has been affiliated with Lindsay Goldberg since 2000, during which time he has worked on a number of investment opportunities in the petrochemical and energy mid-stream industries including Lindsay Goldberg’s prior investment in PL Midstream which he helped initiate and served as Chairman.  Prior to his affiliation with Lindsay Goldberg, Mr. Lumpkins worked in the investment banking industry for 17 years principally for Morgan Stanley and Credit Suisse.  In 1995, Mr. Lumpkins opened Morgan Stanley’s Houston office and served as head of the firm’s southwest region.  He is a graduate of the University of Texas where he also received his MBA.  Mr. Lumpkins’ extensive experience in the petrochemical, energy midstream and finance industries adds significant value to the board of directors of our General Partner.

Nathan Ticatch, co-founder of our predecessor, is responsible for formulating and executing our business strategy and for managing the operations and commercial activities of the Partnership.  Mr. Ticatch is the originator of the PDH project idea and has had a key role in the development and execution of the plan to develop the facility now owned and operated by the Partnership.  Mr. Ticatch has been affiliated with Lindsay Goldberg since 2000, during which time he has worked on a number of investment opportunities in the petrochemical and energy mid-stream industries including Lindsay Goldberg’s prior investment in PL Midstream which he helped initiate and most recently served as Vice-Chairman.  Prior to his affiliation with Lindsay Goldberg, Mr. Ticatch worked in the petrochemical and logistics industry for GATX Terminals and ICI Americas.  He is a graduate of Virginia Polytechnic Institute and State University with an engineering degree and received an MBA from the College of William and Mary.  Mr. Ticatch’s record of innovation in the petrochemical and logistics industries provides the critical capabilities that the board of directors of our General Partner needs to manage our business.

Sharon Spurlin has served as Senior Vice President and Chief Financial Officer of our predecessor since 2009.  Ms. Spurlin also served in that capacity for PL Midstream, a prior investment of Lindsay Goldberg related to the energy and petrochemical logistics sector.  Ms. Spurlin is responsible for overseeing our accounting and financial reporting functions, business banking relations, treasury, procurement and information systems.  From September 2002 to June 2009, Ms. Spurlin served as the Assistant Treasurer for Plains All American Pipeline, L.P., where she also started up their Internal Audit group.  Prior to joining Plains All American Pipeline, L.P., Ms. Spurlin held the roles of Controller and Director of Financial Analysis for American Ref-Fuel Company and was an audit manager for a public accounting firm.  Sharon earned a BBA in Accounting from Texas A&M University at Kingsville and is a Certified Public Accountant in the state of Texas.

Richard Rice joined our General Partner as Senior Vice President, General Counsel and Corporate Secretary in November 2012. Prior to joining PetroLogistics, Mr. Rice was a partner at the law firm of Bracewell & Giuliani LLP, and was the head of its Oil, Gas and Midstream Practice Group.  During his 28 year legal career with Bracewell & Giuliani, Mr. Rice worked on numerous domestic and international energy transactions, with a particular focus on the midstream sector and transactions relating to the acquisition, sale, construction and operation of petrochemical facilities, pipeline systems, storage facilities and related assets.  Mr. Rice earned a B.S from the University of Connecticut and a J.D. from Vanderbilt University.  He is a member of the State Bar of Texas and also a solicitor of the Senior Courts of England and Wales.

Hank Jeans has served as the Senior Vice President—Commercial for our predecessor since inception.  He also served in that capacity for PL Midstream, a prior investment of Lindsay Goldberg related to the energy and petrochemical logistics sector.  Mr. Jeans is responsible for managing our business development and commercial activities.  Prior to his affiliation with Lindsay Goldberg, Mr. Jeans worked in the crude oil, natural gas liquids and petrochemical industry for 30 years, most recently at Williams Olefins (from 1999 to 2004), where he was Director of NGL Feedstocks and Olefins.  His responsibilities in that capacity included the acquisition of feedstocks and the marketing of ethylene, propylene and other co-products.  Prior to his employment with Williams Olefins, Mr. Jeans spent 16 years with Union Texas Petroleum Corporation where he held various management positions.  Mr. Jeans received a BS in Marketing from Louisiana State University and completed the Executive MBA Program at Rice University’s Jesse H.  Jones School of Management.

John Parkinson has served as the Vice President—Operations of our predecessor since 2010.  In 2008 and 2009 Mr. Parkinson served as Operations Manager.  Mr. Parkinson is the facility site manager and is responsible for managing all the operations of our facility.  Mr. Parkinson has worked in the petrochemical industry for 29 years holding business and operating positions of increasing responsibility.  Prior to joining our predecessor in June 2008, Mr. Parkinson worked for 12 years for Lyondell Chemical Company, where he held various roles in the business and manufacturing groups with the most recent assignments as the specialty polymers business manager and plant manager at the Clinton, Iowa facility.  Prior to Lyondell, Mr. Parkinson worked for Chevron Chemical Company for eight and a half years and Allied Signal for four years in manufacturing roles.  Mr. Parkinson also serves on the East Harris County Manufacturing Association Board.  Mr. Parkinson received his chemical engineering degree from North Carolina State University in 1984.

Randy Miller has served as the Vice President—Engineering of our predecessor since 2007.  Mr. Miller has been instrumental in the design and development of the facility since the commencement of the front end engineering design work in 2007.  Mr. Miller has worked in the petrochemical industry for over 20 years.  Prior to joining our predecessor, he served as a Senior Process Consultant at Barnes and Click Inc. from 1999 to 2006 where his last assignment was to advise us with respect to the development of the PDH project concept.  Prior to Barnes and Click he worked for Westlake Chemical Company from 1995 to 1999 and for Dow Chemical from 1988 to 1995.  He received a BS in Chemical Engineering from Texas A&M University and a MBA from University of Houston at Clear Lake, and is a Registered Engineer in the State of Texas.

Jaime Buehl-Reichard was appointed as a director of our General Partner in June 2012. Ms. Buehl-Reichard became a director of our predecessor in 2008. Ms. Buehl-Reichard is a principal at Lindsay Goldberg, which she joined in 2003, and holds an M.B.A. from Harvard University and a B.A. in Economics from Harvard College. She is also a director of Continental Energy Systems LLC.  Ms. Buehl-Reichard was selected to serve on the board of directors of our General Partner due to her knowledge of our business and her investment expertise.

Alan E. Goldberg was appointed as a director of our General Partner in June 2011.  Mr. Goldberg became a director of our predecessor in 2007.  Mr. Goldberg co-founded Lindsay Goldberg in 2001 and currently serves as a Co-Managing Partner.  Mr. Goldberg holds a J.D. from Yeshiva University, an M.B.A. from the New York University Graduate School of Business, and a B.A. in philosophy and economics from New York University.  Mr. Goldberg is a director of FAPS Holdings, Inc., Maine Beverage Company, LLC, Continental Energy Systems LLC, Intermex Holdings, Inc., The Brock Group, Inc., Brightstar Corp., Ambulatory Services of America, Inc., Crane & Co., Inc., Scandza AS, PSC, LLC, Panadero Aggregates Holdings, LLC, Aviv REIT, Inc., NuStar Asphalt LLC, International Holdings L.P., Formation Energy L.P., Federal Way Asset Management L.P. and Pacific Architects and Engineers Incorporated.  He also serves as a Trustee of Yeshiva University.  Mr. Goldberg served as a director of EnergySolutions, Inc. from 2005 until 2008.  Mr. Goldberg was selected to serve on the board of directors of our General Partner due to his significant investment experience and business judgment.

Lance L. Hirt was appointed as a director of our General Partner in June 2011.  Mr. Hirt became a director of our predecessor in 2007. He currently serves as chairman of the compensation committee of the board. Mr. Hirt is a partner at Lindsay Goldberg, which he joined in 2003.  Mr. Hirt received his M.B.A. and J.D. from Harvard University and graduated from Yeshiva College with a B.A. in economics.  He currently serves as a director of The Brock Group, Inc., Brightstar Corp., Scandza AS, PSC, LLC, TryggPharma Holding AS, OTGL C.V., Intermodal Holdings L.P., Vitruvian LLC, Formation Energy L.P. and Panadero Aggregates Holdings, LLC.  He also serves as a Trustee of Yeshiva University in New York City.  Mr. Hirt served as a director of EnergySolutions, Inc. from 2005 until 2009.  Mr. Hirt was selected to serve on the board of directors of our General Partner due to his expertise in business strategy and mergers and acquisitions.

Zalmie Jacobs was appointed as a director of our General Partner in June 2011.  Mr. Jacobs became a director of our predecessor in 2008.  Mr. Jacobs joined York Capital in March 2008 and is Co-Head of Private Equity at York Capital and a partner of the firm.  Prior to joining York Capital, for eleven years Mr. Jacobs co-led an investment group at Leucadia National Corporation.  Previously, Mr. Jacobs worked as a Vice President at The Carlyle Group.  Prior to that, he was a corporate attorney at Davis, Polk & Wardwell.  Mr. Jacobs received a B.A. from Columbia College and a J.D. from Harvard Law School.  Mr. Jacobs’ knowledge of our business and extensive investment experience make him a valuable addition to the board of directors of our General Partner.

Phillip D. Kramer was appointed as a director of our General Partner in July 2012 and was elected to serve as the chairman of the audit committee of the board.  Mr. Kramer has served as Executive Vice President of Plains All American Pipeline, L.P. (PAA) since November 2008 and previously served as Executive Vice President and Chief Financial Officer from PAA’s formation in 1998 until November 2008. In addition, he was Executive Vice President and Chief Financial Officer of Plains Resources Inc. from May 1998 to May 2001, and previously served Plains Resources as Senior Vice President / Vice President and Chief Financial Officer from 1992 to 1997.  Mr. Kramer is a past certified public accountant and was previously on the Board of Directors of Crusader Energy from 2008 through 2009.  He is presently on the Board of Advisors of the University of Oklahoma Price College of Business.

Robert D. Lindsay was appointed as a director of our General Partner in June 2011.  Mr. Lindsay became a director of our predecessor in 2007.  Mr. Lindsay co-founded Lindsay Goldberg in 2001 and currently serves as a Co-Managing Partner.  Mr. Lindsay holds an M.B.A. from Stanford University and a B.A. in English and American literature and language from Harvard College.  He is President and Chief Executive Officer of Bessemer Securities LLC as well as a director of The Bessemer Group, Incorporated and its subsidiary banks, including Bessemer Trust Company, N.A. Mr. Lindsay serves as a director of Pike Electric Corporation, FAPS Holdings, Inc., Maine Beverage Company, LLC, Continental Energy Systems LLC, Intermex Holdings, Inc., The Brock Group, Inc., Brightstar Corp., Bell Nursery Holdings, LLC, Ambulatory Services of America, Inc., Crane & Co., Inc., Scandza AS, PSC, LLC, Panadero Aggregates Holdings, LLC, Aviv REIT, Inc. NuStar Asphalt LLC, Vitruvian LLC and Pacific Architects and Engineers Incorporated.  He also serves as a Trustee of the Cold Spring Harbor Biological Laboratory and St. Paul’s School in Concord, New Hampshire.  Mr. Lindsay served as a director of EnergySolutions, Inc. from 2005 until 2008.  Mr. Lindsay was selected to serve on the board of directors of our General Partner due to his significant investment experience and business judgment.

John B. Walker was appointed as a director of our General Partner in May 2012.  Upon his appointment, Mr. Walker became a member of the audit committee of the board.  Mr. Walker also serves on the compensation committee of the board.  Mr. Walker is the President and CEO of EnerVest, Ltd., and Executive Chairman of EV Energy Partners, L.P., a master limited partnership.  EnerVest is a private equity investment firm focused on the oil and gas industry.  EnerVest entities have acquired more than $7 billion in oil and gas properties and currently operate approximately 21,000 wells in fourteen states.  In his early career on Wall Street, Mr. Walker was selected by Institutional Investor as an “All American” energy analyst for six years in a row.  He holds a BBA (with honors) from Texas Tech University and a MBA (with distinction) from New York University.  Mr. Walker served the Independent Petroleum Association of America (IPAA) as Chairman from 2003-2005.  He is a member of the National Petroleum Council and All-American Wildcatters.  He serves or has served on the boards of the Houston Producers’ Forum, Foundation for Energy Education, Petroleum Club of Houston, and the Texas Independent Producers and Royalty Owners Association.  He is also a member of the Board of Regents of the Texas Tech University System.  Mr. Walker was selected to serve on the board of directors of our General Partner because of his extensive experience in the energy industry as well as his leadership role in a master limited partnership.

Andrew S. Weinberg was appointed as a director of our General Partner in June 2011 and is a member of the audit committee of the board.  Mr. Weinberg became a director of our predecessor in 2007.  Mr. Weinberg is a partner at Lindsay Goldberg, which he joined in 2003.  Mr. Weinberg holds an M.B.A. from Stanford University, and an A.B.  in Economics and History from Dartmouth College.  He currently serves as a Director of The Brock Group, Inc., Brightstar Corp., Scandza AS, PSC, LLC, TryggPharma Holding AS,  Intermodal Holdings L.P., Formation Energy L.P. and Vitruvian LLC.  Mr. Weinberg served as a director of EnergySolutions, Inc. from 2005 until 2009.  Mr. Weinberg was selected to serve on the board of directors of our General Partner due to his strategic and merger and acquisition expertise.

The directors of our General Partner hold office until the earlier of their death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Such reports are accessible on or through our Internet website at http://www.petrologistics.com.

To our knowledge, based solely on representations by these individuals that no additional reports needed to be filed, all reports required to be filed during 2012 were filed on a timely basis on behalf of all persons subject to these requirements, except that we did not file a Form 3 on a timely basis upon the appointment of Ms. Buehl-Reichard to the board of directors of our General Partner due to an administrative error.  A Form 3 was filed for Ms. Buehl-Reichard on March 6, 2013.

Item 11.                          Executive Compensation.

Compensation Committee Report

The compensation committee of the board of directors of our General Partner has reviewed and discussed with management the compensation discussion and analysis contained in this Annual Report on Form 10-K. Based on those reviews and discussions, the board of directors has recommended that the compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

Lance L. Hirt

John B. Walker

Compensation Discussion and Analysis (CD&A)

Our General Partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and officers make decisions on our behalf.  In connection with the completion of our IPO in May 2012, the board of directors of our General Partner formed a compensation committee (the compensation committee) to determine the compensation of the officers and directors of our General Partner, including the named executive officers.

Prior to our IPO, the board of managers of PL Manufacturing, the indirect owner of our predecessor, made all decisions regarding the compensation of our executive officers.  Also prior to our IPO, certain of our executive officers, including Messrs. Lumpkins, Ticatch, and Jeans and Ms. Spurlin, performed services for both PL Propylene (our predecessor) and PL Midstream, an entity controlled by Lindsay Goldberg, and the aggregate compensation paid to those executive officers was in recognition of services provided to both entities.  The narratives and tables provided below describe the aggregate compensation received by the named executive officers during 2012 and prior years.  In addition, certain executive officers, including Ms. Spurlin and Mr. Jeans, continued to perform services both for us and for PL Midstream following completion of our IPO.  However, these individuals ceased to provide services for PL Midstream following the closing of the sale of PL Midstream on October 1, 2012, as described in Item 13 under the caption “Transactions with Related Parties—Services Agreement with PL Midstream.”

In addition to discussing the aggregate compensation paid to the executive officers, this compensation discussion and analysis, or CD&A, provides information about the compensation objectives and policies for these individuals and is intended to place in perspective the information contained in the executive compensation tables that follow this discussion.  This CD&A provides a general description of our compensation program and specific information about its various components.

Throughout this discussion, the following individuals are referred to as the “named executive officers” and are included in the Summary Compensation Table:

•                  David Lumpkins—Executive Chairman

•                  Nathan Ticatch—President and Chief Executive Officer

•                  Sharon Spurlin—Senior Vice President and Chief Financial Officer

•                  Richard Rice—Senior Vice President, General Counsel and Corporate Secretary

•                  Hank Jeans—Senior Vice President—Commercial

•                  Randy Miller—Vice President—Engineering

The historical compensation discussion that follows reflects the total compensation the named executive officers received for services provided, and the philosophy and policies that drove the compensation decisions for these named executive officers, as implemented by the board of managers of PL Manufacturing prior to our IPO and by the compensation committee following our IPO.  Current and forward-looking statements refer to the compensation philosophy, policies and practices of our general partner and the procedures our General Partner either has adopted or intends to adopt.  Unless otherwise noted, within the remainder of this CD&A, references to “we” and “our” refer to both the philosophy and policies historically implemented by PL Manufacturing prior to the IPO, as well as the philosophy and policies implemented by our General Partner following our IPO.  The philosophy and policies may change in the future.

Compensation Philosophy and Objectives

Our future success and the ability to create long-term value for our unitholders depends on our ability to attract, retain, and motivate the executives necessary to manage our business.  We employ a compensation philosophy that emphasizes pay for performance.  We believe that compensation should:

•                  Align the interests of the individual with those of our unitholders;

•                  Pay for performance, whereby an individual’s total compensation is heavily influenced by the Partnership’s and the individual’s performance; and

•                  Be competitive with compensation paid to persons having similar responsibilities and duties in other companies in the same and closely related industries in order to help us attract and retain the most qualified individuals.

Although not formally adopted as objectives until after our IPO in 2012, the preceding objectives are consistent with the compensation arrangements we have utilized historically.

Compensation Setting Process

Prior to our IPO, the board of managers of PL Manufacturing determined the overall compensation philosophy and set the final compensation of its officers.  Following the completion of our IPO, all compensation decisions for the named executive officers have been and will continue to be determined by the compensation committee.

We seek to provide a total compensation package designed to drive performance and reward contributions in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies required by us.  Our compensation committee has and will continue to examine the compensation practices of our peer companies and may also review compensation data from our industry generally to the extent the competition for executive talent is broader than a group of selected peer companies.  In addition, the compensation committee will review and, in certain cases, participate in, various relevant compensation surveys and consult with compensation consultants with respect to determining compensation for the named executive officers.  During 2012, the compensation committee did not take any actions with respect to compensation paid or awarded to, or earned by, the named executive officers in 2012, other than determining the bonus amounts to be paid in 2013 for 2012 performance, as described below under “Compensation Discussion and Analysis—Elements of Compensation—Discretionary Bonus Awards” and granting certain restricted unit awards under our LTIP as described below under “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity-Based Incentive Awards.”  We determined not to make any changes to the base salaries, potential bonus awards or general employee benefits provided to the named executive officers at the time of our IPO.

For 2012, base salaries of our named executive officers, excluding the Executive Chairman and President and Chief Executive Officer, were determined by our Executive Chairman and our President and Chief Executive Officer and bonus amounts were proposed by our Executive Chairman and approved by our compensation committee.  Base salaries of our Executive Chairman and our President and Chief Executive Officer for 2012 were determined by the board of managers of PL Manufacturing prior to our IPO and bonus amounts were determined by our compensation committee.  For 2013 and future years, we expect that our Executive Chairman and our President and Chief Executive Officer will provide periodic recommendations to the compensation committee regarding the compensation of the other named executive officers.

Elements of Compensation

The following discussion regarding the elements of compensation provided to the named executive officers reflects our current philosophy concerning the division of the elements of senior management employees’ compensation packages.  For the fiscal year ended December 31, 2012, the principal elements of compensation for the named executive officers were the following:

•                  base salary;

•                  discretionary bonus awards;

•                  long-term equity-based incentive awards; and

•                  non-discriminatory welfare and retirement benefits.

Base Salary.  Base salary is the fixed annual compensation we pay to each named executive officer for performing specific job duties.  It represents the minimum income a named executive officer may receive for a full year’s performance.  Prior to the IPO the base salaries of our officers were a small portion of their total compensation relative to the potential value that our officers could realize with respect to the profits interests awards in PL Manufacturing that were granted in 2010 and prior years.  See “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity-Based Incentive Awards” below for additional information regarding these profits interest awards.  The board of managers of PL Manufacturing did not increase the base salary rates that were in effect during 2011 for the 2012 fiscal year.

Following our IPO, the compensation committee makes base salary determinations based upon the amounts considered necessary to retain such executives.  The compensation committee did not make any changes to the base salaries of our named executive officers in connection with our IPO in May 2012.  At the time of his appointment as Senior Vice President, General Counsel, and Corporate Secretary in November 2012, the compensation committee set the amount of Mr. Rice’s total compensation  at the level deemed necessary to retain his services, considering his position and level of responsibility.  The base salary component of his total compensation package was determined in light of his overall compensation package.

The compensation committee will review base salaries on an annual basis, in consultation with the Executive Chairman and the President and Chief Executive Officer with respect to the base salaries of the other named executive officers, and may adjust base salaries upon consideration of any factors they deem relevant, including, but not limited to:  (i) any increase or decrease in the executive’s responsibilities, (ii) the executive’s job performance, and (iii) the level of compensation paid to executives of other companies with which we compete for executive talent, as estimated based on publicly available information, compensation surveys, the experience of the members of the compensation committee and our Executive Chairman and President and Chief Executive Officer, and other relevant data.  Actions taken by the compensation committee regarding base salaries for 2013 are discussed below under “Compensation Discussion and Analysis—Actions Taken Regarding 2013 Compensation.”

Discretionary Bonus Awards.    Historically, annual bonuses have been discretionary.  We review annual cash bonus awards for the named executive officers annually to determine award payments for the last completed fiscal year.  Currently we do not have a practice of establishing target bonuses for our named executive officers.  When determining the appropriate bonus payments each year we consider both company and individual performance; however, at present there are no pre-established formulas, metrics or goals against which we measure the company or individual performance factors.  We believe that an annual bonus program based on performance motivates management to achieve key short-term business objectives and aligns executives’ interests with our unitholders’ interests.

The bonuses for 2012 performance (the 2012 Bonuses) were approved by the compensation committee following a year-end review of the individual performance of the executive officer in question and our overall performance for 2012 and were paid in early 2013.  While the compensation committee takes all relevant information into account, the material factors considered when evaluating each executive’s individual performance for purposes of the 2012 Bonuses included:  (i) their contribution to our overall success, (ii) any increase or decrease in the level of their responsibilities and duties, and (iii) the overall quality of their job performance during the year.  The amount of each named executive officer’s 2012 Bonus was determined in the full discretion of our compensation committee after taking all of the factors enumerated above into consideration and determining what amount seemed fair and reasonable under the facts and circumstances.  The 2012 Bonuses are reported in the “Bonus” column of the Summary Compensation Table for 2012.

In the future, we expect that our compensation committee will continue to rely on discretionary annual bonus awards to the named executive officers; however our compensation committee is currently analyzing our current bonus program for the named executive officers and potential modifications to such program.  Our General

Partner intends to use annual bonus awards to incentivize management to achieve key short-term corporate objectives and align executives’ interests with our unitholders’ interests.

Long-Term Equity-Based Incentive Awards.  In order to incentivize management members following the completion of our IPO to continue to grow our business, our General Partner adopted the Long Term Incentive Plan (LTIP) for employees, consultants and directors of our General Partner and its affiliates, who perform services for us.  Each of the named executive officers is eligible to participate in the LTIP.  The LTIP provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, substitute awards and other unit-based awards.  These awards are intended to align the interests of key employees (including the named executive officers) with those of our unitholders and to give those employees the opportunity to share in our long-term performance.

The compensation committee may approve grants of awards under the LTIP on terms that it determines appropriate, including the period during and the conditions on which the award will vest.  During 2012, three of our named executive officers, Ms. Spurlin, Mr. Rice and Mr. Jeans, received grants of restricted common units under the LTIP.  Specifically, the compensation committee authorized the following restricted unit awards to the named executive officers during 2012: (i) 77,761 restricted units to Ms. Spurlin, (ii) 219,824 restricted units to Mr. Rice, and (iii) 88,235 restricted units to Mr. Jeans.  The number of restricted units awarded to Ms. Spurlin and Mr. Rice was based on a fixed dollar amount determined to be appropriate by the compensation committee, divided by the closing price of our common units on the date of grant.  The grant to Ms. Spurlin was in recognition of her extraordinary efforts in connection with our IPO and her increased corporate governance responsibilities.  The grant to Mr. Rice was made in connection with his recent appointment as our Senior Vice President, General Counsel, and Corporate Secretary to entice him to join our management team.  The grant to Mr. Jeans was approved by the board of directors at the time of our IPO and was in recognition of his long term contributions to the development and growth of our business since its inception.  In accordance with the terms of the LTIP, these restricted unit awards vest in three equal annual installments beginning on the first anniversary of the date of grant and have accompanying unit distribution rights, which provide that the award recipient receives quarterly distributions on the restricted unit awards as and when declared by the Partnership.   The termination and change in control provisions of these restricted unit awards are described below in the section titled “Potential Payments upon Termination or Change in Control.”  Other than the foregoing grants, the compensation committee determined not to make restricted unit awards under the LTIP to our other named executive officers during 2012.

PL Manufacturing granted long-term equity-based incentive awards in 2010 and prior years in the form of profits interests with respect to services certain named executive officers performed for the benefit of our predecessor.  Historically, profits interest awards comprised a significant portion of the potential compensation for the officers and other employees in order to incentivize and motivate employees to grow shareholder value.  Profits interests represented compensatory interests in PL Manufacturing that allowed its officers and other employees to share in the distributions received by the other members of PL Manufacturing once a certain level of return on capital had been generated.  Profits interests are not the same security as our common units.

In connection with our IPO, the board of managers of PL Manufacturing fully vested all profits interest awards, including those held by the officers of PL Manufacturing.  Upon the closing of our IPO, the officers of PL Manufacturing received certain distributions with respect to their profits interests consisting of Partnership common units and some cash.  These amounts were distributed by PL Manufacturing and were not reimbursed by us.  Amounts actually received by our named executive officers in connection with our IPO pursuant to these profits interest awards in PL Manufacturing are disclosed in Amendment No. 8 to our Registration Statement on Form S-1, filed with the SEC on May 2, 2012, in the section entitled “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity-Based Incentive Awards.”

Following our IPO, certain named executive officers continue to hold fully vested profits interest awards in PL Manufacturing that were granted in 2010 and prior years.  Holders of outstanding profits interest awards are entitled to receive certain remaining distributions when and as determined by the board of managers of PL Manufacturing, in its sole discretion, without any input from the compensation committee, the Partnership or the General Partner.  Neither the Partnership nor the General Partner has any reimbursement obligation or other financial responsibility with respect to any future distributions made by PL Manufacturing.  Instead, these outstanding profits interest awards are solely a burden on, and dilutive to, the return of the equity owners of PL Manufacturing.  In addition, the right of holders of these profit interest awards to receive future distributions with respect to such awards is not in any way contingent upon their continued service with us.  Future distributions with respect to existing profits interests held in PL Manufacturing will not comprise a portion of the compensation package for any of the employees of our General Partner, including the named executive officers, going forward.

Employee Benefits.  In addition to the elements of compensation previously discussed, the named executive officers are eligible for the same health, welfare and other employee benefits as are available to all employees generally, which include medical and dental insurance, short and long-term disability insurance, life insurance, and a 401(k) profit sharing plan.  The 401(k) profit sharing plan permits all eligible employees, including the named executive officers, to make voluntary salary deferrals, subject to applicable tax limitations.  The 401(k) profit sharing plan also provides a dollar-for-dollar safe harbor matching contribution on the first 6% of eligible salary deferrals, which is 100% vested at all times.  Discretionary profit sharing contributions are made to the 401(k) profit sharing plan for employees who have completed one year of service and are employed on the last day of the plan year, and these contributions are based upon age and a target rate and are typically paid in the first quarter of the following year.  In addition, minimal perquisites have historically been provided to our named executive officers, as approved on a case-by-case basis, and the annual cost of these personal benefits has been less than $10,000 per individual officer.  We do not sponsor any defined benefit pension plan or nonqualified deferred compensation arrangements at this time.

The general benefits offered to all employees (and thus to the named executive officers) are reviewed each year, and we anticipate that, in the future, any benefits offered only to named executive officers will be reviewed by the compensation committee of our General Partner in conjunction with its annual review of executive officer compensation.

Compensation Mix.    We believe that the mix of base salary, bonus awards, awards under the LTIP and the other benefits available to the named executive officers fits the overall compensation objectives of our General Partner and us.  We believe this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies required by us.

Employment Agreements

At this time, we do not have employment agreements with our named executive officers.  Our named executive officers are employed “at will,” and we expect them to remain “at will” although we have in the past entered into employment agreements with certain executive officers on a case-by-case basis.

Severance and Change in Control Arrangements

We did not have any agreements in place with our named executive officers providing for cash severance and/or change in control benefits during 2012.  To date, our General Partner has not adopted any arrangements that would provide cash severance and/or change in control benefits to our named executive officers.  Our General Partner may change this policy in the future.  The termination and change in control provisions of the restricted unit awards granted in 2012 under our LTIP are described below in the section titled “Potential Payments upon Termination or Change in Control.”

Actions Taken Regarding 2013 Compensation

The compensation committee authorized the following increased base salaries for our named executive officers, effective January 1, 2013:

	Effective January 1, 2013	2012 Salary
David Lumpkins	$450,000	$400,000
Nathan Ticatch	450,000	400,000
Sharon Spurlin	300,000	260,000
Richard Rice	350,000	350,000
Hank Jeans	240,000	240,000
Randy Miller	275,000	250,000

The compensation committee authorized these base salary increases for the named executive officers in order to more closely align their base salary amounts with the base salary amounts provided to similarly situated executives at companies with which we compete for executive talent, and to recognize the job performance of our named executive officers.

Tax Considerations

With respect to the deduction limitations under Section 162(m) of the Internal Revenue Code, (the Code) we are a limited partnership and do not meet the definition of a “corporation” under Section 162(m).  Therefore, we are not subject to the $1 million deduction limitation imposed by Section 162(m).

Executive Compensation

The following tables and narratives reflect certain historic compensation paid to our named executive officers.

Summary Compensation Table

The following table and footnotes provide information regarding the compensation of the named executive officers during the fiscal years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)(5)	Total ($)
David Lumpkins	2012	$400,000	$200,000	$—	$—	$40,000	$640,000
Executive Chairman	2011	400,000	150,000	—	—	39,200	589,200
	2010	400,000	150,000	—	12,741,284	36,281	13,327,565

Nathan Ticatch	2012	$400,000	$200,000	—	$—	$33,000	$633,000
President and Chief Executive Officer	2011 2010	400,000 361,539	150,000 150,000	— —	— 10,424,687	31,946 31,946	581,946 10,968,172

Sharon Spurlin	2012	$260,000	$150,000	$1,000,006	$—	$33,000	$1,443,006
Senior Vice President and Chief Financial Officer	2011 2010	257,023 250,000	120,000 235,000	— —	— —	34,300 31,946	411,323 516,946

Richard Rice(6)	2012	$56,538	$16,667	$2,749,998	$—	$—	$2,823,203
Senior Vice President— General Counsel and Corporate Secretary

Hank Jeans	2012	$240,000	$125,000	$1,464,701	$—	$73,970	$1,903,671
Senior Vice President— Commercial	2011 2010	235,385 225,000	125,000 112,000	— —	— 525,000	39,200 39,200	399,585 901,200

Randy Miller	2012	$250,000	$150,000	—	$—	$35,000	$435,000
Vice President— Engineering	2011 2010	$243,846 230,000	125,000 230,000	— —	— 700,000	34,300 34,300	403,146 1,194,300

(1)                       For 2012, reflects amounts paid in 2013 pursuant to our discretionary annual cash bonus program for services provided in fiscal 2012.

(2)                       Amounts in this column reflect the aggregate grant date fair value of restricted unit awards granted in 2012 to the named executive officers pursuant to the LTIP, computed in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation.”  See note 2 to our consolidated financial statements for the fiscal year ended December 31, 2012, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards. All of the restricted unit awards granted to the named executive officers pursuant to the LTIP are scheduled to become vested in equal installments on the first three anniversaries of the date of grant, provided the executive continues to serve as an employee of our General Partner on each such date.

(3)                       We have not granted to employees, including our named executive officers, any options to purchase our common units under the LTIP or otherwise, although profits interests in PL Manufacturing were awarded in 2010 and prior years as discussed above in the CD&A. Amounts reported in this column for 2010 reflect the aggregate grant date fair value of Class C and Class D profits interests awarded in fiscal year 2010, computed in accordance with FASB ASC Topic 718. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Amendment No. 8 to our Registration Statement on Form S-1, filed with the SEC on May 2, 2012, for additional detail regarding assumptions underlying the value of these awards.  A profits interest represents an actual equity interest in PL Manufacturing that had no value for tax purposes on the date of grant but was designed to give the recipient a pre-determined share of our predecessor’s growth.  Despite the fact that profits interests do not require the payment of an exercise price, we believe these awards are economically similar to stock options and are required, pursuant to SEC rules, to be disclosed in the”Option Awards” column of the Summary Compensation Table for the year of grant.

(4)                       The items reported in the “All Other Compensation” column represent employer matching contributions and employer profit sharing contributions made to the 401(k) profit sharing plan for 2012. Also included in Mr. Jeans’ “All Other Compensation” amount is the payment of quarterly distributions on outstanding restricted units in 2012 pursuant to unit distribution rights in connection with restricted unit awards granted to him under our LTIP in the aggregate amount of $41,470.

(5)                       Does not include the value of distributions received with respect to profits interests in PL Manufacturing upon closing of our IPO, as those amounts were distributed by PL Manufacturing and were not reimbursed by us.  See “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity-Based Incentive Awards” in Amendment No. 8 to our Registration Statement on Form S-1, filed with the SEC on May 2, 2012.

(6)                       Mr. Rice was hired on November 1, 2012, to serve as our Senior Vice President, General Counsel and Corporate Secretary.

Grants of Plan-Based Awards for 2012

The following table sets forth information concerning grants of restricted unit awards in 2012 to certain named executive officers pursuant to the LTIP.  Messrs. Lumpkins, Ticatch and Miller did not receive any grants of restricted unit awards during 2012.

Name	Grant Date	Date of Committee Action	All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($)(1)

Sharon Spurlin	December 21, 2012	December 18, 2012	77,761	$1,000,006

Richard Rice	November 6, 2012	October 30, 2012	219,824	$2,749,998

Hank Jeans	May 9, 2012	May 3, 2012	88,235	$1,464,701

(1)              Reflects the grant date fair value of the restricted units awarded under the LTIP during 2012, computed in accordance with FASB ASC Topic 718, based on (a) the closing price of our common units of $12.86 on December 21, 2012, for the award to Ms. Spurlin, (b) the closing price of our common units of $12.51 on November 6, 2012, for the award to Mr. Rice, and (c) the closing price of our common units of $16.60 on May 9, 2012, for the award to Mr. Jeans.  The terms of the restricted unit awards are described above under “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity-Based Incentive Awards.”

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table sets forth information concerning outstanding restricted unit awards granted pursuant to the LTIP that were held by certain of the named executive officers as of December 31, 2012.  Messrs. Lumpkins, Ticatch, and Miller did not hold any outstanding restricted unit awards under the LTIP as of December 31, 2012.

Name	Number of Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)

Sharon Spurlin	77,761	$1,052,884

Richard Rice	219,824	$2,976,417

Hank Jeans	88,235	$1,194,702

(1)              All of the restricted unit awards granted to the named executive officers pursuant to the LTIP are scheduled to become vested in equal installments on the first three anniversaries of the date of grant, provided the executive continues to serve as an employee of our General Partner on each such date.  The termination and change in control provisions of these restricted unit awards are described below in the section titled “Potential Payments upon Termination or Change in Control.”

(2)              This column represents the closing price of our common units on December 31, 2012, which was $13.54, multiplied by the number of unvested restricted units outstanding on such date.

Option Exercises and Units Vested in the 2012 Fiscal Year

No restricted unit awards granted under the LTIP vested during the year ended December 31, 2012, and no options to purchase our common units have been granted to the named executive officers under the LTIP or otherwise.

Pension Benefits

Currently, our General Partner does not, and does not intend to, provide traditional defined benefit pension benefits to the employees, including the named executive officers.  Our General Partner may change this policy in the future.

Nonqualified Deferred Compensation

Currently, our General Partner does not, and does not intend to, sponsor or adopt a nonqualified deferred compensation plan.  Our General Partner may change this policy in the future.

Potential Payments upon Termination or Change in Control

As of December 31, 2012, the only arrangements in place with our named executive officers providing such individuals with severance or change in control benefits in any form were outstanding restricted units awarded under our LTIP.  To date, the compensation committee of our General Partner has not adopted any other arrangements that will provide severance or change in control benefits to our named executive officers.

The outstanding restricted unit awards become fully vested upon a named executive officer’s death or the occurrence of a change in control.  For purposes of the restricted unit awards, “change in control” means (i) a person or group becomes the beneficial owner of 50% or more of the voting power of the voting securities of the Partnership or of the General Partner, (ii) the limited partners of the Partnership or the General Partner approve a plan of complete liquidation of the Partnership or the General Partner, (iii) the sale or other disposition by the Partnership or the General Partner of all or substantially all of its assets, or (iv) the General Partner or one of its affiliates ceases to serve as the general partner of the Partnership.

The following table summarizes the value that would be realized by the named executive officers under the outstanding restricted unit awards assuming their employment terminated under the specified circumstances or a change in control occurred, in each case, on December 31, 2012.  For these purposes, our common unit price was assumed to be $13.54, which was the closing price per unit on December 31, 2012.

Named Executive Officer	Death	Change in Control
Sharon Spurlin	$1,052,884	$1,052,884
Richard Rice	$2,976,417	$2,976,417
Hank Jeans	$1,194,702	$1,194,702

Director Compensation

Directors of our General Partner who are not officers, employees or directors of the Partnership, Lindsay Goldberg, York Capital or their affiliates (referred to as the independent directors) receive compensation for their services. Independent directors each receive an annual retainer fee in cash of $50,000 plus an additional $1,000 for each board meeting attended. The audit committee chair receives an additional fee of $12,000 per year. The compensation committee chair receives an additional fee of $7,200 per year. All fees are pro-rated based on the amount of time each director has served since his appointment.

In addition, independent directors also receive an annual award of restricted common units pursuant to the LTIP with a value of approximately $100,000 on the date of grant.  Per the terms of the LTIP, the restricted unit awards contain unit distribution rights, which provide that the award recipient receives quarterly distributions on the restricted unit awards as and when declared by the Partnership.  The restricted unit awards vest over a one year period, which is tied to the anniversary of the date such holder joined the board of directors, subject to the director’s continued service as a member of the board of directors during that period.

Independent directors are reimbursed for certain out-of-pocket expenses in connection with attending meetings of the board of directors or committees.  Each director is indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the compensation received by each independent director of our General Partner for the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
John B. Walker	$34,967	$100,005	$3,803	$138,775
Phillip D. Kramer	$30,304	100,005	3,803	134,112

(1)                     Amounts reflected in this column include the annual retainer fee including the additional fees for serving in committee chair positions in each case, pro-rated from the date the individual became a director of our General Partner, and fees for attending board meetings during 2012.  Mr. Walker was appointed as an independent director of our General Partner on May 3, 2012, and serves as a member of the audit committee and the compensation committee.  Mr. Kramer was appointed as an independent director of our General Partner on July 17, 2012, and serves as the chair of the audit committee.

(2)                     Each of the independent directors was granted 8,091 restricted units on July 31, 2012, pursuant to the LTIP, all which remained outstanding and unvested on December 31, 2012. The number of restricted units granted was based on the closing market price of our common units on the date of the grant, which was $12.36 per unit. These restricted units will become fully vested for Mr. Walker on May 4, 2013 and for Mr. Kramer on July 17, 2013, provided the director continues to serve as a director of our General Partner on such date.  The outstanding restricted unit awards become fully vested upon a named director’s death or the occurrence of a change in control.  The dollar amounts in the table reflect the aggregate grant date fair value of the restricted units granted on July 31, 2012, computed in accordance with FASB ASC Topic 718.  See note 2 to our consolidated financial statements for the fiscal year ended December 31, 2012, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.  As of December 31, 2012, these are the only restricted units held by our independent directors.

(3)              Amounts in this column reflect the payment of distributions on restricted units in 2012 pursuant to unit distribution rights in connection with restricted unit awards granted under the LTIP.

Compensation Practices as They Relate to Risk Management

We believe our compensation programs do not encourage excessive and unnecessary risk taking by executive officers (or other employees of our General Partner).  Short-term annual incentives are generally paid pursuant to discretionary bonuses enabling, historically, the board of managers of PL Manufacturing, and, following our IPO, the compensation committee, to assess the actual behavior of the employees as it relates to risk taking in awarding a bonus.  Further, the use of equity-based long-term incentive compensation under our LTIP serves our compensation program’s goal of aligning the interests of executives and unitholders, thereby reducing the incentives for unnecessary risk taking.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding beneficial ownership of our common units as of March 1, 2013 by:

•      our General Partner;

•      each of our General Partner’s directors;

•      each of our General Partner’s executive officers;

•      each unitholder known by us to beneficially hold five percent or more of our outstanding units; and

•      all of our General Partner’s named executive officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all units beneficially owned, subject to community property laws where applicable.  Except as otherwise indicated, the business address for each of our beneficial owners is c/o PetroLogistics LP, 600 Travis Street, Suite 3250, Houston, Texas 77002.

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Total Common Units Outstanding(2)
Steadfast Capital Management, L.P.(3)	8,300,000	5.9%
PL Manufacturing(4)(9)	104,000,000	74.4%
Lindsay Goldberg(5)(9)	66,228,320	47.4%
York Capital(6)(9)	16,557,081	11.8%
PetroLogistics GP LLC(7)	—	—
David Lumpkins(9)	7,927,040	5.7%
Nathan Ticatch(9)	6,485,760	4.6%
Hank Jeans(9)	353,541	*
Sharon Spurlin(9)	148,509	*
John Parkinson(9)	176,871	*
Randy Miller(9)	353,742	*
Richard Rice	221,381	*
Alan E. Goldberg(5)	104,000,000	74.4%
Lance L. Hirt	—	—
Zalmie Jacobs	—	—
Robert D. Lindsay(5)	104,000,000	74.4%
Andrew S. Weinberg	—	—
Jaime Buehl-Reichard	—	—
John B. Walker(8)	8,091	*
Phillip D. Kramer(8)	8,091	*
All directors and executive officers of our General Partner as a group (15 persons)	104,403,559	74.6%

*                                 Represents less than 1% of the total number of common units outstanding.

(1)                       As March 1, 2013, there are no arrangements for any listed beneficial owner to acquire, within 60 days, any common units from options, warrants, rights, conversion privileges or similar instruments.

(2)                       Based on 139,857,777 common units outstanding on March 1, 2013.

(3)                       According to a Schedule 13G/A filed with the SEC on January 18, 2013, the number listed above consists of the aggregate number of common units beneficially owned by Robert S. Pitts, Jr., Steadfast Capital Management LP, Steadfast Advisors LP, Steadfast Capital, L.P., American Steadfast, L.P., and Steadfast International Master Fund Ltd. as of January 17, 2013.  According to a Schedule 13G filed with the SEC on November 8, 2012, the business address for each of Robert S. Pitts, Jr., Steadfast Capital Management, LP, Steadfast Advisors LP, Steadfast Capital, L.P., and American Steadfast, L.P. is 450 Park Avenue, 20th Floor, New York, New York 10022, and the business address for Steadfast International Master Fund Ltd. is c/o Appleby Trust (Cayman) Ltd., Clifton House, 75 Fort Street, P.O. Box 1350, George Town, Grand Cayman KY1-1108.

(4)                       Pursuant to Rule 13d-3 under the Exchange Act, the number of common units reflected as beneficially owned by PL Manufacturing includes 98,868,750 common units pledged to it as of the closing of the IPO by the PL Manufacturing Members in connection with the omnibus agreement.  PL Manufacturing is managed by a nine-member board of managers.  Decisions relating to the voting or investment or disposition of the common units that PL Manufacturing holds require a majority vote of the board.

(5)                       LG Propylene LLC is the owner of 66,228,320 common units.  Alan E. Goldberg and Robert D. Lindsay, through their control of Lindsay Goldberg and its affiliated investment funds, may be deemed to beneficially own the units owned by Lindsay Goldberg, but disclaim such beneficial ownership.  In addition, Messrs. Goldberg and Lindsay may be deemed to beneficially own the units reflected as beneficially owned by PL Manufacturing by virtue of Lindsay Goldberg’s ability to appoint a majority of members to the board of managers of PL Manufacturing.  The business address of each of LG Propylene LLC, Alan E. Goldberg and Robert D. Lindsay is 630 Fifth Avenue, 30th Floor, New York, NY 10111.

(6)                       YSOF Propylene Investor, LLC (YSOF) is the beneficial owner of 16,557,081 common units. York Special Opportunities Fund AIV II, L.P., a Delaware limited partnership (Special Opportunities), owns 60% of YSOF and may therefore be deemed to be the beneficial owner of the common units beneficially owned by YSOF. York Special Opportunities Domestic Holdings, LLC, a New York limited liability company (Domestic Holdings), is the general partner of Special Opportunities and may also be deemed to be the beneficial owner of the common units beneficially owned by YSOF. York Capital Management Global Advisors, LLC, a New York limited liability company (YGA), is the sole managing member of Domestic Holdings and may be deemed to be the beneficial owner of the common units beneficially owned by YSOF. The business address for each of YSOF, Special Opportunities, Domestic Holdings and YGA is c/o York Capital Management, 767 Fifth Avenue, 17th Floor, New York, New York 10153.

(7)                       PetroLogistics GP LLC, which is indirectly owned by our sponsors, certain of our executive officers and certain of its employees, is our General Partner and manages and operates our business and has a non-economic general partner interest in us.

(8)                       Each of Messrs. Walker and Kramer was granted 8,091 restricted units on July 31, 2012, pursuant to the LTIP.  These restricted units will become fully vested for Mr. Walker on May 4, 2013 and for Mr. Kramer on July 17, 2013 (provided that each director continues to serve as a director of our General Partner until such date), or, if earlier, upon such director’s death or the occurrence of a change in control.

(9)                       The number of common units reflected as beneficially owned includes the number of common units listed below that were pledged as of March 1, 2013 to PL Manufacturing in connection with the omnibus agreement, as well as the common units that are directly beneficially owned by PL Manufacturing, which common units are subject to the same rights and obligations as the pledged common units pursuant to the omnibus agreement.

Name of Beneficial Owner	Common Units Pledged
PL Manufacturing	5,131,250
Lindsay Goldberg	66,228,320
York Capital	16,557,081
David Lumpkins	7,927,040
Nathan Ticatch	6,485,760
Hank Jeans	265,306
Sharon Spurlin	70,748
John Parkinson	176,871
Randy Miller	353,742
Other	803,882
Total	104,000,000

Item 13.         Certain Relationships and Related Transactions and Director Independence.

For a discussion of director independence, see “Item 10. Directors and Executive Officers and Corporate Governance.”

Our General Partner

Our General Partner manages our operations and activities subject to the terms and conditions specified in our partnership agreement.  Our General Partner will be indirectly owned by our sponsors, certain of our executive officers and certain of its employees.  The operations of our General Partner in its capacity as general partner are managed by its board of directors.  Actions by our General Partner that are made in its individual capacity will be made by our sponsors, as indirect owners of a controlling interest in our General Partner, and not by the board of directors of our General Partner.  The board of directors of our General Partner is not elected by our Unitholders and will not be subject to re-election on a regular basis in the future.  The executive officers of our General Partner will manage our day-to-day activities consistent with the policies and procedures adopted by the board of directors of our General Partner.

Limited partners will not be entitled to elect the directors of our General Partner or directly or indirectly participate in our management or operation.  Our partnership agreement contains various provisions which replace default fiduciary duties under applicable law with contractual corporate governance standards.  Our General Partner will be liable, as a general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made expressly non-recourse to it.  Our General Partner therefore may cause us to incur indebtedness or other obligations that are non-recourse to it.  Our credit facilities are non-recourse to our General Partner.

Whenever our General Partner makes a determination or takes or declines to take an action in its individual, rather than representative, capacity, it is entitled to make such determination or to take or decline to take such other action free of any fiduciary duty or obligation whatsoever to us, any limited partner or assignee, and it is not required to act in good faith or pursuant to any other standard imposed by our partnership agreement or under Delaware law or any other law.  Examples include the exercise of its call right, its voting rights and its determination whether or not to consent to any merger or consolidation of the Partnership.  Actions by our General Partner that are made in its individual capacity will be made by our sponsors, as indirect owners of a controlling interest in our General Partner, and not by its board of directors.

As a publicly traded partnership, we qualify for, and intend to rely on, certain exemptions from the NYSE’s corporate governance requirements, including the requirement that a majority of the board of directors of our General Partner consist of independent directors and the requirement that the board of directors of our General Partner have a nominating/corporate governance committee that is composed entirely of independent directors.  While not required by NYSE rules, the board of directors of our General Partner intends to have a compensation committee, however, our compensation committee may not be composed entirely of independent directors.

As a result of these exemptions, our General Partner’s board of directors will not be comprised of a majority of independent directors, our General Partner’s compensation committee may not be comprised entirely of independent directors and our General Partner’s board of directors does not currently intend to establish a nominating/corporate governance committee.  Accordingly, unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Transactions with Related Parties

Contribution Agreement

On March 30, 2012, we entered into a contribution, conveyance and assumption agreement with Propylene Holdings and PL Manufacturing pursuant to which Propylene Holdings contributed PL Propylene to us; and we assumed all liabilities (including unknown and contingent liabilities) associated with owning PL Propylene after its contribution to us.

Omnibus Agreement

Contemporaneous with the closing of our IPO, we entered into an omnibus agreement with our General Partner, Propylene Holdings and PL Manufacturing, and PL Manufacturing entered into a common unit pledge agreement with the PL Manufacturing Members, pursuant to which PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be allocated all of our benefits and obligations under the propane swaps.  Under the omnibus agreement and the pledge agreement, we will distribute to PL Manufacturing and the PL Manufacturing Members, through our General Partner, any cash that we receive from the propane swap counterparty at the end of the quarter in which such payments were received.  To the extent that we make payments under the propane swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments made by us under the propane swaps during the applicable fiscal quarter or owed by us at the end of the quarter, as described below.

PL Manufacturing and the PL Manufacturing Members’ have and will continue to fund their payment obligations primarily through quarterly distributions that they receive on common units that they own and to the extent necessary, out of a reserve established by such members.  In connection with the omnibus agreement, the PL Manufacturing Members will pledge to PL Manufacturing (as collateral agent) a number of common units such that at all times, the market value of all pledged units and all common units owned by PL Manufacturing that are subject to the omnibus agreement is equal to or greater than 10 times the mark-to-market value of the propane swaps, but in no event shall the number of pledged units be greater than the amount of units distributed to PL Manufacturing and the PL Manufacturing Members in connection with our IPO and the related transactions.  The expected aggregate quarterly distributions payable on all pledged common units are expected to be sufficient to cover future payments under the propane swaps, plus an additional reserve.  Upon the closing of our IPO, the PL Manufacturing Members pledged 100% of the common units owned by them even though the market value of such pledged common units plus the common units held by PL Manufacturing exceed the amount required to be pledged under the omnibus agreement.  PL Manufacturing will receive all quarterly distribution payments that we make in respect of any pledged units and any common units owned by it that are subject to the omnibus agreement.  Of this distribution amount, PL Manufacturing will (1) first, contribute to us an amount equal to the total sum of all payments made by us under the propane swaps during the quarter, (2) second, establish and maintain a reserve as reasonably necessary, (3) third, distribute any excess cash attributable to the then pledged units to the PL Manufacturing Members and (4) fourth, retain or distribute any excess cash attributable to the common units owned by it that are then subject to the omnibus agreement.

In any quarter in which the aggregate distributions paid on the then pledged units and the common units owned by PL Manufacturing that are then subject to the omnibus agreement are less than our liabilities under the propane swaps for such quarter, PL Manufacturing will apply any cash reserves toward the shortfall.  PL Manufacturing and each of the PL Manufacturing Members will have the option to fund its pro rata portion of any remaining shortfall (after application of the cash reserve) with cash.  In the event that a PL Manufacturing Member elects not to fully fund its pro rata portion of the remaining shortfall, PL Manufacturing, acting as collateral agent, will liquidate a number of such PL Manufacturing Members’ then pledged units sufficient to cover its remaining share of the shortfall.  Similarly, if PL Manufacturing fails to fund its pro rata portion of the remaining shortfall with cash, PL Manufacturing shall liquidate a number of its common units that are then subject to the omnibus agreement sufficient to cover its share of the remaining shortfall.

The obligations of PL Manufacturing and the PL Manufacturing Members under the omnibus agreement and the pledge agreement are non-recourse to the PL Manufacturing Members and PL Manufacturing.  In the event that payments that we are required to make under the propane swaps exceed the distributions on the pledged common units, the cash reserve and the value of the pledged common units, we may be exposed to significant losses and our ability to make quarterly cash distributions to our unitholders may be materially and adversely affected.

The omnibus agreement and the pledge agreement will remain in place for so long as the propane swaps are outstanding, which is currently through the end of 2013.  The omnibus agreement will be an amendment to our partnership agreement to the extent that the omnibus agreement relates to contributions and distributions from and to our General Partner.

Services Agreement with PL Midstream

Certain of the employees and executive officers of our General Partner who perform services for us also perform management and administrative services for PL Midstream, an entity that is controlled by Lindsay Goldberg.  These employees and executive officers include our chief financial officer and certain members of our accounting team.  Our General Partner had entered into a services agreement with PL Midstream, pursuant to which our General Partner was entitled to be reimbursed by PL Midstream for all reasonable direct and indirect expenses that it incurs in connection with performing services for PL Midstream.  However, PL Midstream was sold on October 1, 2012, and upon such sale these individuals have ceased providing services to PL Midstream.

Brock Maintenance Contracts

In 2008, we entered into a series of contracts with Brock Maintenance, Inc., or Brock, an entity owned by Lindsay Goldberg.  Pursuant to these contracts, Brock has provided, and continues to provide us with painting, scaffolding, fireproofing and insulation and asbestos abatement services as needed.

The value of each contract may be adjusted based upon ongoing costs incurred and services provided by Brock, subject to our consent.  During the years ended December 31, 2012, 2011 and 2010, the total amounts paid to Brock were $1.5 million, $2.8 million and $21.8 million, respectively.

Registration Rights Agreement

In connection with our IPO, we entered into a registration rights agreement with our sponsors, David Lumpkins and Nathan Ticatch, pursuant to which we may be required to register the sale of the common units they hold.  Under the registration rights agreement, our sponsors will have the right to request that we register the sale of common units held by them and our sponsors, David Lumpkins and Nathan Ticatch have the right to require us to make available shelf registration statements permitting sales of common units into the market from time to time over an extended period, subject to certain limitations.  In addition, our sponsors and Messrs. Lumpkins and Ticatch will have the ability to exercise certain piggyback registration rights with respect to their securities if we elect to register any of our equity interests.  The registration rights agreement also includes provisions dealing with holdback agreements, indemnification and contribution and allocation of expenses.  All of our common units held by our sponsors and any permitted transferee will be entitled to these registration rights.

Review and Ratification of Transactions with Related Parties

Our partnership agreement provides the board of directors of our General Partner the right to establish a conflicts committee, comprised of independent directors, to consider matters affecting the Partnership or any of its affiliates whenever a potential conflict of interest exists or arises.  Any matters approved by the conflicts committee will be conclusively deemed to be in good faith to us, approved by all of our partners and not a breach by our General Partner of any duties it may owe us or our Unitholders.  The members of the conflicts committee may not be officers or employees of our General Partner or any person controlling our General Partner, including Lindsay Goldberg and York Capital, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement.  Our audit committee may also serve as the conflicts committee.  If the board of directors of our General Partner does not seek approval from the conflicts committee, and the board of directors of our General Partner approves the resolution or course of action taken with respect to the conflict of interest, then it will be presumed that, in making its decision, the board of directors of our General Partner acted in good faith, and in any proceeding brought by or on behalf of us or any unitholder, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Item 14.         Principal Accounting Fees and Services.

The following table details the aggregate fees billed for professional services rendered by our independent auditor for services provided to us and to our consolidated subsidiaries (in thousands):

	2012	2011
Audit fees(1)	$1,136	$1,122
Audit related fees(2)	—	—
Tax fees(3)	924	765
All other fees(4)	—	—
Total	$2,060	$1,887

(1)        Audit fees include those related to (a) our annual audit (and quarterly reviews), (b) work performed on our registration of publicly held equity, including fees associated with work performed in conjunction with our IPO, comfort letter, consent and (c) accounting consultations and other financial reporting consultation and research work.

(2)        We incurred no audit-related fees during 2012 or 2011.

(3)        Tax fees are related to tax processing as well as the preparation of Forms K-1 for our unitholders and tax planning work performed in conjunction with our IPO and consultation and assistance with our sales tax audit with the State of Texas.

(4)        We incurred no other fees in 2012 or 2011.

Pre-Approval Policy

As discussed above, the board of directors of our General Partner has an audit committee that reviews our external financial reporting, engages our independent auditors and reviews the adequacy of our internal accounting controls.  The audit committee has instituted policies that describe certain pre-approved non-audit services.  We believe that the descriptions of services are designed to be sufficiently detailed as to particular services provided, such that (i) management is not required to exercise judgment as to whether a proposed service fits within the description and (ii) the audit committee knows what services it is being asked to pre-approve. The audit committee is informed of each engagement of the independent auditor to provide services under the respective policy. All services provided by our independent auditor for the year ended December 31, 2012, were approved in advance by the applicable audit committee.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a)   The following documents are filed as a part of this Form 10-K:

(1)   Financial Statements — The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K.

(2)   Financial Statement Schedules — All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3)   Exhibits including those incorporated by reference — The exhibits required to be filed pursuant to Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed with this Form 10-K, and such listing is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of March 2013.

PETROLOGISTICS LP
By:	PetroLogistics GP LLC, its general partner

By:	/s/ David Lumpkins
David Lumpkins
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 8th day of March 2013.

Signature	Title

/s/ David Lumpkins	Executive Chairman and Director
David Lumpkins	(Co-Principal Executive Officer)

/s/ Nathan Ticatch	President, Chief Executive Officer and Director
Nathan Ticatch	(Co-Principal Executive Officer)

/s/ Sharon Spurlin	Senior Vice President and Chief Financial Officer
Sharon Spurlin	(Principal Financial and Accounting Officer)

/s/ Richard Rice	Senior Vice President, General Counsel and Corporate Secretary
Richard Rice

/s/ Hank Jeans	Senior Vice President—Commercial
Hank Jeans

/s/ Randy Miller	Vice President—Engineering
Randy Miller

/s/ John B. Walker	Director
John B. Walker

/s/ Alan E. Goldberg	Director
Alan E. Goldberg

/s/ Lance L. Hirt	Director
Lance L. Hirt

/s/ Zalmie Jacobs	Director
Zalmie Jacobs

/s/ Robert D. Lindsay	Director
Robert D. Lindsay

Signature	Title

/s/ Andrew S. Weinberg	Director
Andrew S. Weinberg

/s/ Jaime Buehl-Reichard	Director
Jaime Buehl-Reichard

/s/ Phillip D. Kramer	Director
Phillip D. Kramer

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3.1

Certificate of Limited Partnership of PetroLogistics LP, incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 for PetroLogistics LP, filed on June 21, 2011 (File No. 333-175035).

3.2

First Amended and Restated Agreement of Limited Partnership of PetroLogistics LP incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for PetroLogistics LP, filed May 9, 2012 (File No. 001-35529).

3.3		Certificate of Formation of PetroLogistics GP LLC.
3.4		Limited Liability Company Agreement of PetroLogistics GP LLC.
4.1

Registration Rights Agreement, dated May 9, 2012, by and between PetroLogistics LP and David Lumpkins, Nathan Ticatch, LG Propylene LLC and YSOF Propylene Investor, LLC, incorporated herein by reference to Exhibit 4.1 to Form 8-K for PetroLogistics LP filed May 14, 2012.

10.1

Omnibus Agreement, dated May 9, 2012, by and between PetroLogistics GP LLC, PetroLogistics LP, Propylene Holdings LLC, PL Propylene LLC and PL Manufacturing LLC incorporated herein by reference to Exhibit 10.1 to Form 8-K for PetroLogistics LP filed May 14, 2012.

10.2

Contribution, Conveyance and Assumption Agreement, dated as of March 30, 2012, by and among PetroLogistics LP, PL Manufacturing LLC and Propylene Holdings LLC, incorporated by reference to Exhibit 10.1 to Amendment No. 5 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on April 3, 2012.

10.3

Credit Agreement dated as of March 27, 2012 among PL Propylene LLC, as borrower, Propylene Holdings, LLC, the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, Collateral Agent, Swingline Lender and Sole Lead Arranger, providing for a $350.0 million term loan facility and a $120 million revolving loan facility, incorporated by reference to Exhibit 10.11 to Amendment No. 5 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on April 3, 2012.

10	.4§

Propane Sale Contract, dated May 6, 2008, between PL Propylene LLC and Enterprise Products Operating LLC, incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on August 8, 2011 (File No. 333-175035).

10	.5§

Propylene Supply Contract, dated August 12, 2009, by and between PL Propylene LLC and The Dow Chemical Company, incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on August 8, 2011 (File No. 333-175035).

10	.6§

Propylene Supply Contract, dated September 30, 2009, by and between PL Propylene LLC and Total Petrochemicals USA, Inc., incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on August 8, 2011 (File No. 333-175035).

10	.7§

Propylene Supply Contract, dated September 29, 2009, by and between PL Propylene LLC and INEOS Olefins and Polymers USA, incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on August 8, 2011 (File No. 333-175035).

10	.8§

First Amendment to Propylene Supply Contract, dated December 16, 2011, by and between PL Propylene LLC and The Dow Chemical Company, incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on March 5, 2012.

10	.9§

First Amendment to Propylene Supply Contract, dated January 1, 2011, by and between PL Propylene LLC and INEOS Olefins and Polymers USA, incorporated by reference to Exhibit 10.9 to Amendment No. 4 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on March 5, 2012.

10.10

Second Amendment to Propylene Supply Contract, dated January 1, 2012, by and between PL Propylene LLC and INEOS Olefins and Polymers USA, incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on March 5, 2012.

10	.11…	PetroLogistics Long-Term Incentive Plan, effective as of May 4, 2012, incorporated herein by reference to Exhibit 10.1 to Form 8-K for PetroLogistics LP filed May 9, 2012.
10	.12…

Form of Restricted Unit Award Agreement under the PetroLogistics Long Term Incentive Plan incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 for PetroLogistics LP filed May 8, 2012 (File No. 333-181237).

21	.1*	List of subsidiaries of PetroLogistics LP.
23	.1*	Consent of Ernst & Young LLP.
31	.1*	Certification of Co-Principal Executive Officer of PetroLogistics GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31	.2*	Certification of Co-Principal Executive Officers of PetroLogistics GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31	.3*	Certification of Principal Financial Officer of PetroLogistics GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32	.1**	Certification of Co-Principal Executive Officer of PetroLogistics GP LLC pursuant to 18 U.S.C. §1350.
32	.2**	Certification of Co-Principal Executive Officer of PetroLogistics GP LLC pursuant to 18 U.S.C. §1350.
32	.3**	Certification of Principal Financial Officer of PetroLogistics GP LLC pursuant to 18 U.S.C. §1350.
101	.INS……	XBRL Instance Document.
101	.SCH……	XBRL Taxonomy Extension Schema Document.
101	.CAL……	XBRL Taxonomy Calculation Linkbase Document.
101	.LAB……	XBRL Label Linkbase Document.
101	.PRE……	XBRL Presentation Linkbase Document.
101	.DEF……	XBRL Taxonomy Extension Definition.

*      Filed herewith.

**   Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

§     Certain portions have been omitted pursuant to a confidential treatment request.  Omitted information has been filed separately with the Securities and Exchange Commission.

…     Contract or compensatory plan or arrangement in which directors and/or officers participate.

……   The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these section