Form 10-Q
period 2013-03-31
PetroLogistics LP
filed 2013-05-10
CIK 1523733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 7, 2013, there were 139,008,091 common units representing limited partner interests in PetroLogistics LP outstanding.

PETROLOGISTICS LP

INDEX TO FORM 10-Q

March 31, 2013

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

PETROLOGISTICS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,377	$31,434
Accounts receivable	69,014	53,578
Accounts receivable, related parties	22,202	31,893
Inventory	24,299	10,129
Prepaid expenses and other current assets	41,925	41,038
Derivative assets	2,414	2,386
Total current assets	202,231	170,458
Property, plant, and equipment, net	601,597	595,271
Intangible asset, net	22,322	22,467
Deferred financing costs and other assets	13,533	9,883
Total assets	$839,683	$798,079
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$41,614	$42,211
Accounts payable, related parties	154	250
Accrued liabilities	10,647	14,730
Deferred revenue	2,215	2,469
Derivative liabilities	47,075	65,439
Bank debt, current	—	3,500
Total current liabilities	101,705	128,599
Long-term debt	365,000	337,794
Asset retirement obligation	1,298	1,274
Deferred income taxes	663	543
Total liabilities	468,666	468,210
Commitments and contingencies
Partners’ capital (139,000,000 common units issued and outstanding at March 31, 2013 and December 31, 2012)	371,017	329,869
Total liabilities and partners’ capital	$839,683	$798,079

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (In thousands, except units and per unit data)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Sales	$208,710	$234,684
Cost of sales	114,123	168,718
Gross profit	94,587	65,966
General and administrative expense	5,437	14,111
Management fee	—	500
Loss on derivatives, net	3,738	84,820
Operating income (loss)	85,412	(33,465)
Interest expense, net	(7,118)	(4,241)
Loss on extinguishment of debt	(20,446)	(7,018)
Other income	—	2
Net income (loss) before income tax expense	57,848	(44,722)
Income tax expense	(771)	(696)
Net income (loss)	$57,077	$(45,418)
Comprehensive income (loss)	$57,077	$(45,418)
Net income subsequent to initial public offering	$57,077
Net income per common unit - basic and diluted	$0.41
Weighted average number of common units outstanding - basic and diluted	139,000,000

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(In thousands)

(Unaudited)

	Partners’ Capital
			Limited Partners	Total
	Net Predecessor	General	Common	Partners’
	Equity	Partner	Unitholders	Capital
Balance, December 31, 2011	544,783	—	—	544,783
Distribution to Sponsors	(250,000)	—	—	(250,000)
Equity-based compensation	11,480	—	—	11,480
Net loss attributable to the period January 1, 2012 through May 8, 2012	(110,892)	—	—	(110,892)
Allocation of net Sponsors’ investment to unitholders	(195,371)	—	195,371	—
Initial public offering proceeds, net of underwriter discount	—	—	23,970	23,970
Offering costs	—	—	(5,540)	(5,540)
Equity-based compensation	—	—	45,920	45,920
Contribution resulting from cancellation of Sponsor administrative agreement	—	—	2,667	2,667
Cash distributions	—	—	(65,603)	(65,603)
PL Manufacturing LLC and PL Manufacturing members contributions for realized losses on derivatives	—	—	78,866	78,866
Net income attributable to the period May 9, 2012 through December 31, 2012	—	—	54,218	54,218
Balance, December 31, 2012	—	—	329,869	329,869
Net income	—	—	57,077	57,077
Equity-based compensation	—	—	1,101	1,101
Cash distributions	—	—	(39,161)	(39,161)
PL Manufacturing LLC and PL Manufacturing members contributions for realized losses on derivatives	—	—	22,131	22,131
Balance, March 31, 2013	$—	$—	$371,017	$371,017

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Operating activities
Net income (loss)	$57,077	$(45,418)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Equity-based compensation expense	1,101	11,480
Amortization of deferred financing costs	909	779
Loss on extinguishment of debt	13,498	7,018
Depreciation and amortization expense	9,660	8,489
Accretion expense	24	23
Unrealized (gain) loss on derivatives	(18,392)	68,428
Deferred income tax expense	120	203
Changes in working capital:
Accounts receivable	(15,436)	(28,066)
Accounts receivable, related parties	(59)	(143)
Inventory	(14,170)	9,154
Prepaid expenses and other current assets	(887)	198
Accounts payable	(597)	2,146
Accounts payable, related parties	(96)	360
Accrued liabilities	(4,083)	4,238
Deferred revenue	(254)	1,938
Restricted cash	—	34,922
Net cash provided by operations	28,415	75,749
Investing activities
Capital expenditures	(15,842)	(6,148)
Net cash used in investing activities	(15,842)	(6,148)
Financing activities
Deferred financing costs	(1,307)	(11,012)
Proceeds from borrowings	21,906	343,000
Repayments on borrowings	(14,950)	(145,115)
Distribution to sponsor	—	(250,000)
Cash distributions, net of contributions	(7,279)	—
Decrease in debt service reserve	—	10,886
Total cash used in financing activities	(1,630)	(52,241)
Net change in cash	10,943	17,360
Cash at beginning of period	31,434	1
Cash at end of period	$42,377	$17,361

Noncash financing activities:
Capital contributions receivable from PL Manufacturing and PL Manufacturing Members for realized losses on derivatives	$22,131	$—

See accompanying notes.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

As used in this report, the terms “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms, refer to PetroLogistics LP. The information presented in this Quarterly Report on Form 10-Q contains the unaudited combined financial results of PL Propylene LLC (“PL Propylene”), our predecessor for accounting purposes (the “Predecessor”), for all periods presented through March 30, 2012. The consolidated financial results for the three months ended March 31, 2012, also include the results of operations of the Partnership for the period beginning March 30, 2012, the date of the contribution of the Predecessor’s net assets to the Partnership. The consolidated balance sheets as of March 31, 2013 and December 31, 2012, present solely the consolidated financial position of the Partnership. References in this report to our “Sponsors” refer to Lindsay Goldberg LLC (“Lindsay Goldberg”) and York Capital Management which, after completion of our initial public offering (the “IPO”) in May 2012, collectively and indirectly own 84% of PetroLogistics GP (our “General Partner”) and directly and indirectly own 63% of our common units. See Note 3 to these consolidated financial statements for information regarding the IPO.

Organization

PetroLogistics LP is a Delaware limited partnership that was formed on June 9, 2011, by Propylene Holdings LLC (“Propylene Holdings”) to own PL Propylene, a wholly-owned subsidiary of Propylene Holdings. The General Partner holds a non-economic interest in the Partnership.

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

Nature of Operations

We own and operate the only U.S. propane dehydrogenation facility producing propylene from propane.  We developed and built new assets and converted certain existing assets into an “on-purpose” propylene production facility (the “facility”) in Houston, Texas, following the purchase of a former olefins manufacturing facility from ExxonMobil Oil Corporation in March 2008. Production at the facility began on October 21, 2010.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The interim consolidated financial statements and notes thereto have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to fairly present the information. All inter-company transactions and balances have been eliminated upon consolidation. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K as filed with the SEC on March 8, 2013.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting periods. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ materially from those estimates. The results of operations of the Partnership or our Predecessor for any interim period are not necessarily indicative of results for the full year.

Derivative Instruments

Commencing October 2011 and through March 2012, we entered into commodity derivative contracts (the “propane swaps”) with settlement dates in 2012 and 2013 to manage our exposure to commodity price risk with respect to propane, our sole feedstock. The propane swaps were designed to mitigate the risk associated with unfavorable market movements in the price of energy commodities. Our propane swaps were intended to act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing us to transfer some of the price risk to counterparties who are able and willing to bear it. (See Note 12.)

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 815, Derivatives and Hedging (“ASC Topic 815”), addresses the accounting for derivative contracts. We enter into our commodity derivative contracts to economically hedge an exposure through a relationship that does not qualify for hedge accounting under ASC Topic 815. Our derivative contracts are recorded as derivative assets and liabilities, as applicable, at fair value on the balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the statement of comprehensive income (loss). Unrealized gains or losses on commodity derivative contracts represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the cash flow statement. Until settlement occurs, this will result in non-cash gains or losses being reported in our operating results as gain or loss on derivatives.

Omnibus Agreement

On May 9, 2012, the General Partner, the Partnership, Propylene Holdings, PL Propylene and PL Manufacturing LLC (“PL Manufacturing”), entered into an omnibus agreement (the “omnibus agreement”). Pursuant to the omnibus agreement and a related pledge agreement (the “pledge agreement”), the Partnership allocated all of its benefits and obligations under the propane swaps to PL Manufacturing and the owners of 100% of the issued and outstanding equity interests in PL Manufacturing (the “PL Manufacturing Members”).

Under the omnibus agreement and the pledge agreement, any amounts received by the Partnership under the propane swaps will be distributed to PL Manufacturing and the PL Manufacturing Members, and any amounts that the Partnership is required to pay under the propane swaps will be contributed to the Partnership as a capital contribution by PL Manufacturing and the PL Manufacturing Members.

While the Partnership does not receive any of the benefits of the propane swaps, it remains a party to the propane swaps, and will be obligated to make payments to the propane swap counterparties as they come due and to post any collateral as required, under the terms of the propane swap agreement. As a result, the Partnership will continue to record the fair value of the propane swaps on its balance sheet with the related gains or losses being reflected in its statement of comprehensive income (loss) in accordance with SEC Staff Accounting Bulletin No. 79. To the extent that the Partnership makes payments under the propane swaps, PL Manufacturing and the PL Manufacturing Members will be responsible for making quarterly capital contributions in an amount equal to the sum of all payments made by the Partnership under such propane swaps during the applicable fiscal quarter or owed by the Partnership at the end of the quarter. During the quarter ended March 31, 2013, PL Manufacturing and the PL Manufacturing Members contributed approximately $31.9 million to the Partnership in February 2013 as reimbursement for realized losses on the propane swaps for the three months ended December 31, 2012. The contribution was partially funded through a reduction in the cash distribution paid to PL Manufacturing and the PL Manufacturing Members in February 2013, with the remaining portion funded with a cash payment of approximately $2.8 million from PL Manufacturing and the PL Manufacturing Members. For realized losses on the propane swaps incurred in the quarter ended March 31, 2013, PL Manufacturing and the PL Manufacturing Members will contribute approximately $22.1 million to the Partnership in May 2013 which is reflected as a related party account receivable at March 31, 2013, in our consolidated balance sheet. The contribution will be funded through a reduction in the cash distribution to PL Manufacturing and the PL Manufacturing Members in May 2013 with respect to the PDH common units held by such parties. In April 2012, we deposited $40.0 million in cash as collateral with the propane swaps counterparty. The cash is held by the counterparty and is reported as prepaid and other current assets in our consolidated balance sheet. (See Note 12).

The Partnership expects that unless the propane swaps are terminated prior to their stated termination date, PL Manufacturing and the PL Manufacturing Members will continue to fund their future payment obligations primarily through quarterly distributions that they receive on common units that they own and through the form of additional cash payments should the quarterly distribution not be adequate to cover the amount due on the realized losses from the propane swaps. Under the pledge agreement, the PL Manufacturing Members pledged to PL Manufacturing (as collateral agent) a number of common units such that, at all times, the market value of all pledged units and all common units owned by PL Manufacturing that are subject to the omnibus agreement is equal to or greater than 10 times the mark-to-market value of the propane swaps, but in no event shall the number of pledged units be greater than the amount of units distributed to PL Manufacturing and the PL Manufacturing Members in connection with the IPO. The expected aggregate quarterly distributions payable on all pledged common units, together with a cash reserve held by PL Manufacturing, are expected to be sufficient to cover future payments under the propane swaps. (See Note 12).

Equity-Based Compensation

We recognize compensation expense related to unit-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures (see Note 7). The grant date fair value of the unit-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

We also account for unit-based awards granted to non-employees based on the estimated fair value of the awards. The measurement of equity-based compensation for awards granted to non-employees is subject to periodic adjustment as the awards vest, and the resulting change in value is recognized in the statement of comprehensive income (loss) during the period the related services are rendered.

Fair Value of Financial Instruments

We consider cash and cash equivalents, accounts receivable, accounts payable, accounts receivable-related parties, accounts payable, accounts payable-related parties, and accrued liabilities to be financial instruments in which the carrying amounts represent fair value because of the short-term nature of the accounts.

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

The following table presents the financial instruments that require fair value disclosure as of March 31, 2013.

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial assets
Propane swaps	$—	$2,414	$—	$2,414
Financial liabilities
Senior notes	$—	$368,870	$—	$365,000
Propane swaps	—	47,075	—	47,075

The following table presents the financial instruments that require fair value disclosure as of December 31, 2012.

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial assets
Propane swaps	$—	$2,386	$—	$2,386
Financial liabilities
Variable rate debt	$—	$345,636	$—	$341,294
Propane swaps	$—	$65,439	$—	$65,439

At March 31, 2013 and December 31, 2012, the fair value of the senior notes and variable rate debt, respectively, was determined based on active trades and market corroborated data.

The valuation assumptions utilized to measure the fair value of our propane swaps were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs. To determine the fair value of the propane swaps, we utilized quoted prices for similar assets, liabilities and market-corroborated inputs.  See Note 5 for discussion regarding our propane swaps.

There are no financial instruments that are split across the levels, and there have been no financial instruments that transferred between the levels during the three months ended March 31, 2013.

Segment Reporting

We operate in one segment for the production and sale of propylene and related by-products. All of our operations are located in Houston, Texas.

Net Income Per Common Unit

Net income per common unit for a given period is based on the distributions that are made to the unitholders plus an allocation of undistributed net income based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. The two-class method dictates that net income for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income as if all of the net income for the period had been distributed in accordance with the partnership agreement. Unit-based awards granted under the PetroLogistics Long-Term Incentive Plan (the “Long-Term Incentive Plan”) are eligible for Distribution Equivalent Rights (“DERs”). To the extent that non-forfeitable DERs are awarded, the underlying nonvested unit-based awards are considered participating securities for purposes of determining net income per unit.  Undistributed income is allocated to participating securities based on the proportional relationship of the weighted average number of common units and unit-based awards outstanding. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units based on provisions of the partnership agreement. Undistributed losses are not allocated to nonvested unit-based awards as they do not participate in net losses. Distributions are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

The General Partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income.  Prior to the IPO, we were wholly-owned by Propylene Holdings.  Accordingly, net income per common unit is not presented for periods prior to the IPO.

The following table provides a reconciliation of net income and the allocation of net income to the common units and the unit-based awards for purposes of computing net income per unit for the three months ended March 31, 2013, (in thousands, except units and per unit data):

		Limited Partner Units
	Total	Common Units	Long- Term Incentive Plan Unit-Based Awards

Net income	$57,077
Less: Distributions to unitholders	39,161	$38,920	$241
Assumed allocation of undistributed net income	17,916	$17,806	$110

Weighted average units outstanding		139,000,000	857,777
Net income per unit:
Distributed earnings		$0.28	$0.28
Undistributed net income allocation		0.13	0.13
Net income per common unit - basic and diluted		$0.41	$0.41

Recently Issued Accounting Standards

During the first quarter of 2013, we adopted Accounting Standards Update (“ASU”) ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement and ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Asset and Liabilities, which clarifies the scope of the offsetting disclosures of ASU 2011-11. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The adoption of this standard did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued authoritative guidance through ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, surrounding the presentation of items reclassified from accumulated other comprehensive income (loss) to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income (loss), items reclassified out of accumulated other comprehensive income (loss) and into net earnings in their entirety and the effect of the reclassification on each affected statement of operations line item. In addition, for accumulated other comprehensive income (loss) reclassification items that are not reclassified in their entirety into net earnings, a cross reference to other required accounting standard disclosures is required. We adopted this guidance in the first quarter of 2013. The adoption of this guidance did not have an impact on our statement of comprehensive income (loss) or on our disclosures as we have historically had no other comprehensive income (loss) items.

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

4. Inventory

Inventory consists of the following (in thousands):

	March 31	December 31,
	2013	2012
Product inventory
Raw materials	$2,170	$216
Work in progress	1,217	1,127
Finished product	14,515	3,103
Total product inventory	17,902	4,446
Maintenance spares	6,397	5,683
Total inventory	$24,299	$10,129

Raw materials inventory consists primarily of propane. Work in progress inventory represents pipeline and plant fill inventory, which is a combination of propane and propylene. Finished goods inventory includes inventory stored at third party facilities pursuant to our propylene exchange and storage contracts. The exchange and storage contracts provide for storage capacity of 80 million pounds. Legal title and custody, control and risk of loss of finished goods inventory remains with us until the finished goods inventory is delivered to the customer pursuant to our propylene sales contracts.

5. Derivative Instruments

Our business activities expose us to risks associated with unfavorable changes in the market price of propylene and propane. Commencing October 2011 and through March 2012, we entered into derivative transactions with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock. Under the terms of the arrangement, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the “contractual percentage”). Beginning in January 2012, and at the conclusion of each month thereafter, a calculation is performed to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the “actual percentage”). If the actual percentage exceeds the contractual percentage under the propane swaps, we are owed a sum by the propane swaps counterparty. If the contractual percentage exceeds the actual percentage under the propane swaps, we owe a sum to the propane swaps counterparty. In March 2012, to offset the negative impact of the liability position of our propane swaps, we entered into reverse positions for a portion of our propane swaps maturing in the second half of 2013. These reverse positions resulted in an asset and are reflected as derivative assets in our consolidated balance sheet at March 31, 2013 and December 31, 2012. (See Note 12.)

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

As of March 31, 2013, we have the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases:

Volume(1)
Settlement date
Derivatives not designated as hedging contracts	2013(2)

Propane Swaps, net	2.84 MMBbls

(1)                      Volume reflects the absolute value of derivative notional volumes.

(2)                      The maximum term for the propane swaps is December 2013.

The 2013 volumes of 3.02 million barrels (MMBbls) reflect hedged volumes of 11,000 barrels of propane per day and are reduced by a reverse position of 1,000 barrels of propane per day or 0.18 MMBbls for the second half of the year.

Fair Value of Derivative Contracts

The fair values of our current and non-current derivative contracts are each reported separately on our consolidated balance sheets. The following table summarizes the fair values of our derivative contracts included on our consolidated balance sheets (in thousands):

	March 31, 2013		December 31, 2012
			Derivative	Derivative
Derivatives not designated as	Derivative	Derivative	Assets,	Liabilities,
hedging instruments	Assets, current	Liabilities, current	current	current
Propane swaps	$2,414	$47,075	$2,386	$65,439
Total derivatives	$2,414	$47,075	$2,386	$65,439

Effect of Derivative Contracts on the Statement of Comprehensive Income (Loss)

The following table summarizes the impact of our derivative contracts on our accompanying consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2013	2012
	Net (Gain) Loss Recognized	Net Loss Recognized in
	in Statement of Comprehensive	Statement of Comprehensive
Derivatives Not Designated as Hedging Contracts	Income (Loss)	Income (Loss)
Realized loss on propane swaps	$22,130	$16,392
Unrealized loss (gain) on propane swaps	(18,392)	68,428
Propane swaps	$3,738	$84,820
Total net loss on derivatives	$3,738	$84,820

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

Our derivative contracts are entered into outside of central trading organizations such as futures, options or stock exchanges. These contracts are entered into with a counterparty and are guaranteed by a parent with an investment grade credit rating. While we enter into derivative transactions with an investment grade counterparty and actively monitor credit ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future. Our derivative contracts do not permit master netting arrangements at this time.

6. Debt

2012 Credit Facilities

On March 27, 2012, PL Propylene, entered into a term loan facility of $350.0 million and a revolving credit facility of $120.0 million with Morgan Stanley Senior Funding, Inc., and the lenders party thereto (together, the “2012 credit facilities”). We drew $350.0 million under the term loan facility and used (1) $60.8 million to refinance and cancel our prior credit facilities, (2) $250.0 million to reimburse our Sponsors for construction capital expenditures and (3) approximately $16.5 million to pay associated financing costs and debt discounts. PL Propylene used the remaining amount (approximately $22.7 million) for working capital. The term loan included a discount of $7.0 million, which is reported net, less related amortization, against the total outstanding debt in our consolidated balance sheet at December 31, 2012.  The discount was being amortized over the term of the term loan using the effective interest method.

The 2012 credit facilities contained certain restrictive financial covenants including limitations on our ability to incur additional debt and the requirement on our revolver to maintain a total secured leverage ratio, as defined, no greater than 4.0 to 1.0, but only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2012, the aggregate amounts outstanding under the revolving credit facility exceeded $100.0 million.

Interest Rate and Fees.  Borrowings under the 2012 credit facilities carried interest at a rate per annum based on an underlying base rate plus an applicable margin. The applicable margin for the term loan facility and the revolving credit facility ranged from 4.75% for loans bearing interest at the Alternate Base Rate to 5.75% for loans bearing interest at LIBOR. During the first quarter of 2013, the interest rate on the term loan was based on LIBOR, subject to the LIBOR floor of 1.25%, resulting in a rate of 7%.

The revolving credit facility also included a commitment fee calculated at a rate per annum equal to 0.50% on the average daily unused portion of the commitments under the revolving credit facility.  In addition, we paid an annual management fee for the term loan facility and the revolving credit facility. We were also required to pay a participation fee equal to the applicable margin for LIBOR loans, and a fronting fee to lenders participating in any letter of credit of 5.75%, and 0.125%, respectively.

Amortization and Final Maturity.  The term loan facility was being amortized in aggregate amounts of 0.25% per fiscal quarter of the original principal amount and had a final maturity date on the fifth anniversary of the closing date, March 27, 2017. The revolving credit facility maturity date was September 27, 2016.

As required by our term loan facility, we entered into an interest rate protection agreement in July 2012 whereby we capped the three month LIBOR rate at 2.0% for up to $115.5 million on our term loan. The agreement remains in effect exclusive of the 2013 debt refinancing described below.

2013 Credit Facilities and Debt Refinancing

On March 28, 2013, we and our wholly owned finance subsidiary, PetroLogistics Finance Corp., co-issued jointly and severally $365.0 million of senior unsecured notes due 2020 (the “senior notes”), and we amended and extended our revolving credit facility (together with the senior notes, the “2013 credit facilities”) from $120 million to

$170 million with Morgan Stanley Senior Funding, Inc. (the “Agent”), and the lender parties thereto. We used the net proceeds from the issuance of the senior notes, after underwriting fees of $7.3 million, to (1) repay all borrowings outstanding under our term loan facility in the amount of approximately $347.4 million, (2) pay approximately $6.9 million for the call premium and costs associated with the cancellation of our term loan facility and (3) pay $3.0 million in commitment fees on our revolver and approximately $0.4 million in transaction fees. The proceeds from the senior notes, the repayment of the term loan and the transaction fees were net settled with the Agent as presented in the consolidated statement of cash flows for the three months ended March 31, 2013. In addition, we incurred approximately $1.3 million in third party transaction costs. The senior notes were issued at the par value of $365 million, and are reported as long-term debt in our consolidated balance sheet at March 31, 2013. The refinancing of the term debt with the senior notes was treated as a debt extinguishment for accounting purposes, and we recorded total deferred financing costs of approximately $8.4 million. As part of our debt extinguishment, we wrote off unamortized deferred financing costs totaling $7.7 million and unamortized original issue discount of $5.8 million. The amendment and extension of our revolving credit facility was treated as a debt modification for accounting purposes.  We recorded total deferred financing costs associated with the revolving credit facility of approximately $3.6 million, and wrote off $0.1 million of deferred financing costs associated with the prior revolving credit facility. Cash paid for deferred financing costs totaled approximately $1.3 million with the remaining portion of $10.7 million net settled with the Agent through the senior note proceeds. The deferred financing costs associated with the 2013 credit facilities will be amortized using the effective interest method over the terms of the underlying credit facilities.

The 2013 credit facilities contain certain restrictive financial covenants including limitations on our ability to incur additional debt and the requirement under the terms of our revolver to maintain a total senior secured leverage ratio, as defined, no greater than 2.0 to 1.0, but only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2013, the aggregate amounts outstanding under the revolving credit facility exceeds $120 million.

Interest Rate and Fees.  The senior notes bear interest at a fixed rate of 6.25% per annum, payable on April 1 and October 1 with the first payment due October 1, 2013.  The revolving credit facility bears interest at a rate per annum based on an underlying base rate plus an applicable margin.  The applicable margin for the revolving credit facility ranges from 2.0% for loans bearing interest at the alternate base rate to 3.0% for loans bearing interest at LIBOR. The alternate base rate is defined as the greatest of the prime rate in effect and the federal funds effective rate in effect plus ½ of 1.0%.  The revolving credit facility also contains a facility commitment fee at a rate of 0.50% per annum based on the daily unused amount of the commitment amount of $170 million payable in arrears on the last day of March, June, September and December of each year.

Amortization and Final Maturity.  The senior notes have a maturity date of April 1, 2020.  Prior to April 1, 2016, we may redeem all or part of the senior notes at a redemption price equal to the sum of 100% of the principal amount of the senior notes, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the senior notes on or after April 1, 2016, at the redemption prices (expressed as percentages of principal) set forth below, plus accrued and unpaid interest, if any, on the notes redeemed to the applicable redemption date.

Year	Percentage
2016	103.125%
2017	101.563%
2018 and thereafter	100.000%

The revolving credit facility has a maturity date of March 28, 2018.

Guarantees.  The senior notes will rank equally in right of payment with all of our existing and future senior indebtedness.  The notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary PL Propylene, and will be jointly and severally guaranteed by certain of our future subsidiaries.  The full and unconditional guarantees will rank equally with all of the existing and future senior indebtedness of our guarantor subsidiaries.  The senior notes and the guarantees will be effectively subordinated to all of our and our guarantor subsidiaries’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.  In addition, the senior notes will be structurally subordinated to all future indebtedness and other liabilities of any of our subsidiaries that are not issuers or guarantors of the senior notes. PetroLogistics LP has no independent assets or operations.  There are no significant restrictions on the ability of PetroLogistics LP or any guarantor to obtain funds from its consolidated subsidiaries.

Loss on Extinguishment of Debt

When we entered into the 2012 debt refinancing, we wrote off approximately $7.0 million of unamortized deferred financing costs associated with the prior credit facility. The write-off of these costs is reflected as a loss on extinguishment of debt in our consolidated statement of comprehensive income (loss) for the three month period ended March 31, 2012.

When we entered into the 2013 credit facilities, we recognized a loss on extinguishment of debt of approximately $20.4 million in our consolidated statement of comprehensive income (loss) for the three month period ended March 31, 2013. This loss on extinguishment resulted from the write off of approximately $7.7 million of unamortized deferred financing costs associated with the 2012 credit facilities. We also wrote off the unamortized original issue discount associated with the 2012 credit facilities in the amount of approximately $5.8 million.  In addition, we paid a call premium of approximately $6.9 million for the prepayment of the term loan.

Interest expense, net consists of the following (in thousands):

	Three Months
	Ended March 31,
	2013	2012
Interest expense incurred on borrowings	$(6,082)	$(3,052)
Amortization of discount	(315)	—
Loan commitment fees	(150)	(411)
Amortization of deferred financing costs	(595)	(779)
Interest income	24	1
Interest expense, net	$(7,118)	$(4,241)

7. Long-Term Incentive Plan

2012 Long-Term Incentive Plan

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

Unit-based Awards

A unit-based award under the Long-Term Incentive Plan is a common unit whose terms and conditions are set by the Long-Term Incentive Plan administrative committee (the “Committee”) and that generally vests over a period of time and during that time is subject to forfeiture. Our General Partner anticipates that the majority of our unit-based awards will generally vest annually over a three-year period from the date of grant provided the recipient has continuously provided services to us, our General Partner, or any other of our affiliates.

Certain unit-based awards are eligible for DERs. Absent any restrictions on the DERs in an award agreement, we will pay DERs to the holder of the award without restriction at the same time as we pay quarterly cash distributions to our common unitholders. To the extent provided by the Committee, in its discretion, a grant of unit-based awards may provide that distributions made with respect to the awards shall be subject to the same forfeiture and other restrictions as the underlying award and, if restricted, such distributions shall be held, without interest, until the unit vests or is forfeited with the DER being paid or forfeited at the same time, as the case may be. In addition, the Committee may provide that such distributions be used to acquire additional units for the participant. Such additional units may be subject to such vesting and other terms as the Committee may prescribe.

During the three months ended March 31, 2013, we recognized total equity-based compensation expense of approximately $1.1 million related to the unit-based awards ($0.5 million as cost of sales and $0.6 million as general and administrative expense). We recognized zero expense related to these awards for the three months ended March 31, 2012.

The following table presents activity related to our Long-Term Incentive Plan awards granted to employees during the three months ended March 31, 2013:

		Weighted average
	Unit-Based Awards	grant date fair value
Awards outstanding December 31, 2012	845,736	$15.19
Awards granted	—	—
Awards forfeited	(4,141)	$16.60
Awards outstanding March 31, 2013	841,595	$15.19

These service-based awards vest ratably over three years.  At March 31, 2013, none of the unit-based awards were vested.  The aggregate intrinsic value of outstanding unit-based awards at March 31, 2013, was approximately $11.6 million. Also at March 31, 2013, total compensation cost related to nonvested employee unit-based awards that had not yet been recognized totaled approximately $9.6 million.  The weighted-average period over which this amount will be recognized is approximately 2.3 years.

The following table presents activity related to our Long-Term Incentive Plan awards granted to members of our General Partner’s Board of Directors during the three months ended March 31, 2013:

		Weighted average
	Unit-Based Awards	grant date fair value
Awards outstanding December 31, 2012	16,182	$12.36
Awards granted	—	—
Awards forfeited	—	—
Awards outstanding March 31, 2013	16,182	$12.36

Generally, these awards vest ratably over one year.  At March 31, 2013, none of the unit-based awards were vested.  The aggregate intrinsic value of outstanding director unit-based awards at March 31, 2013, was approximately $0.2 million. Also at March 31, 2013, total compensation cost related to nonvested director unit-based awards that had not yet been recognized totaled approximately $0.1 million.  The weighted-average period over which this amount will be recognized is approximately 0.3 years.

8. PL Manufacturing Profits Interest Plan

Prior to the IPO, PL Manufacturing maintained a profits interest plan (the “Profits Interest Plan”) for the benefit of our employees, as well as the key management employees of certain affiliated companies. Because the Profits Interest Plan was intended to compensate award recipients with respect to the services they performed for our benefit, the equity-based compensation expense is reflected in our consolidated financial statements.  The Profits Interests Units are fully vested units in PL Manufacturing.  Profits Interests Units are not the same security as our common units.  Neither the Partnership nor the General Partner has any reimbursement obligation or other financial responsibility with respect to any future distributions made by PL Manufacturing.

PetroLogistics Company LLC (“PetroLogistics LLC”) is an affiliate entity. Through December 31, 2011, the senior executives who oversee our operations were employed by PetroLogistics LLC and provided management services to us pursuant to our services agreement with PetroLogistics LLC. The majority of the profits interests (“Profits Interest Units”) that PL Manufacturing issued were to persons employed by PetroLogistics LLC. For accounting purposes, we treated these awards as being made to non-employees through December 31, 2011. As of January 1, 2012, all PetroLogistics LLC employees transferred their employment to the General Partner. As of that date, the underlying grant date fair value of nonvested Profits Interest Units held by the former PetroLogistics LLC employees became fixed due to the change in employment status, and equity-based compensation expense attributed to these Profits Interest Units for the three months ended March 31, 2012, was based on the underlying fair value of the Profits Interest Units as of January 1, 2012.

At the closing of the IPO, remaining unrecognized compensation expense related to the previously nonvested Profits Interest Units was fully recognized in the amount of approximately $43.7 million.

Total recognized equity-based compensation expense related to the Profits Interest Plan during the three months ended March 31, 2012, was $11.5 million ($0.1 million in cost of sales and $11.4 million in general and administrative expense). There was no expense related to the Profits Interest Plan during the three months ended March 31, 2013.

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

During the three months ended March 31, 2013 and 2012, we utilized the services of a company owned by Lindsay Goldberg in the amounts of approximately $0.4 million and $0.3 million, respectively, in connection with facility maintenance activities which is reported in costs of sales.

In 2011, we entered into an agreement with Lindsay Goldberg, under which we were to pay an annual fee of $2.0 million for advisory services. This agreement terminated under its terms at the time of the IPO. At the closing of the IPO, we owed Lindsay Goldberg approximately $2.7 million related to this fee. This amount was waived by Lindsay Goldberg in May 2012 in connection with the IPO and was recorded as a contribution to partners’ capital.

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

The following table presents the concentration of total sales to our largest customers:

	Three Months
	Ended
	March 31,
	2013	2012
Dow Chemical Company (Dow)	42%	46%
Total Petrochemicals USA, Inc. (Total)	21%	21%
INEOS Olefins and Polymers USA (INEOS)	21%	18%
Others (less than 10% individually)	16%	15%
Total sales	100%	100%

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

Feedstock Supplier Concentration Risk

We have entered into long-term market-based contracts for the purchase of propane, our sole feedstock, as well as nitrogen and natural gas. There is only one supplier in each of these contracts. Interruptions in or limitations on volumes provided under these contracts subject us to the risk that we would be unable to meet our production requirements if we were unable to locate and procure replacement volumes from alternate sources.

Counterparty Risk with Respect to Derivative Instruments

Our business activities expose us to the risk associated with changes in the market price of propylene and propane. In order to manage our exposure to the price risk related to propane, we began entering into the propane swaps in October 2011 through March 2012. Pursuant to the omnibus agreement, through our General Partner, we allocated all of our benefits and obligations under the propane swaps to PL Manufacturing and the PL Manufacturing Members. (See Notes 5 and 12).

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

12. Subsequent Events

On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. In addition to any ordinary settlement payments that are payable under the propane swaps as of May 1, 2013, we paid the counterparty $29.0 million as part of a cancellation payment for terminating the transaction which was immediately reimbursed to us by PL Manufacturing and the PL Manufacturing Members. We will pay the remaining cancellation payment of $5.4 million on May 14, 2013, through a reduction in the distribution payable to PL Manufacturing and the PL Manufacturing Members in accordance with the terms of the omnibus agreement. The total termination payment and settlement of the net derivative liabilities will result in a net gain on derivatives of $4.6 million which will be reported in our statement of comprehensive income (loss). The reimbursement of the termination payment by PL Manufacturing and the PL Manufacturing Members will be reported as a capital contribution. In connection with the initial termination payment, the hedge counterparty returned $29.0 million to us, which we had previously posted with the hedge counterparty as collateral for the propane swaps. The remaining $11.0 million of cash collateral will be returned to us by May 14, 2013. Upon the termination of the propane swaps, and once we have been reimbursed for any final settlement payments that we have made to the hedge counterparty, the omnibus agreement will terminate.

On April 24, 2013, our General Partner approved a distribution of 67 cents per common unit to common unitholders of record as of May 6, 2013, which will be paid on May 14, 2013. PL Manufacturing and the PL Manufacturing Members are required by the omnibus agreement to contribute approximately $22.1 million out of such distribution to fund their obligation for realized losses on the propane swaps incurred for the three months ended March 31, 2013, through a reduction in the cash distribution payable to them. We expect to receive payment of the contribution in May 2013, and the contribution is reflected as a related party receivable in our consolidated balance sheet at March 31, 2013.

On April 26, 2013 and May 7, 2013, the board of directors (the “Board”) of our General Partner authorized unit-based awards to our independent Board members. The Board granted a number of phantom units for each Board member equaling $100,000 divided by the closing price of our common units on the New York Stock Exchange on May 9, 2013, for two members and on July 17, 2013, for one member (“Phantom Units”).  These Phantom Units will vest on May 9, 2014.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us” or like terms, when used for periods prior to the closing of our initial public offering (the “IPO”) on May 9, 2012, refer to PL Propylene LLC, our Predecessor for accounting purposes. References in this report to “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms used for periods after the IPO, refer to PetroLogistics LP. References in this report to our “Sponsors” refer to Lindsay Goldberg LLC (“Lindsay Goldberg”) and York Capital Management, which, as of May 9, 2012, collectively and indirectly own 84% of PetroLogistics GP (our “General Partner”) and directly and indirectly own 63% of our common units. See Note 3 to our consolidated financial statements for information regarding the IPO.

You should read the following discussion of the financial condition and results of operations for the Partnership in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report); (ii) our consolidated financial statements and related notes included in our 2012 Form 10-K; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2012 Form 10-K.

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

•                  statements relating to future performance, future capital sources and other matters; and

•                  any other statements preceded by, followed by or that include the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “should,” “may” or similar expressions.

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance, and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our in our annual report on Form 10-K as filed with the SEC on March 8, 2013. Such factors include, among others:

•                  our ability to service our debt or pay cash distributions to our unitholders;

•                  the volatile nature of our business;

•                  our ability to forecast our future financial condition or results;

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

Overview

We currently own and operate the only U.S. propane dehydrogenation (or “PDH”) facility (or the “facility”) producing propylene from propane.  Propylene is one of the basic building blocks for petrochemicals that is utilized in the production of a variety of end uses including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products.  We are the only independent, dedicated “on-purpose” propylene producer in North America.  We are strategically located in the vicinity of the Houston Ship Channel which is situated within the largest propylene consumption region in North America. We also have access to the leading global fractionation and storage hub for propane located at Mt. Belvieu, Texas.  Our location provides us with excellent access and connectivity to both customers and feedstock suppliers.  Our facility had an original nameplate capacity of 1.2 billion pounds of propylene annually. However, based on plant optimization and operating improvements, our facility currently has an annual production capacity of approximately 1.4 billion pounds. In 2012 we produced 1.26 billion pounds of propylene.  We commenced operations in October 2010 followed by an approximately year-long start-up and plant optimization phase.

We currently have multi-year contracts for the sale of our propylene with The Dow Chemical Company (or “Dow”), Total Petrochemicals USA, Inc. (or “Total”), BASF Corporation (or “BASF”) and INEOS Olefins and

Polymers USA (or “INEOS”) that expire between 2013 and 2018 and a one-year contract with LyondellBasell Industries N.V. (or “LyondellBasell”) that ends in December 2013.  We are currently in ongoing negotiations with both INEOS and BASF regarding extensions to each of their contracts beyond their current December 2013 termination dates. We anticipate entering into discussions with LyondellBasell later in the year concerning an extension of their contract.  Our customer contracts provide for minimum and maximum offtake volumes, with the minimum customer-contracted volumes representing approximately 78% of our current facility capacity and the maximum reflecting approximately 100% of our current facility capacity.  Each of our customer contracts contain pricing terms based upon market rates.  In addition to our contracted sales, we have and will continue to make additional propylene sales on a spot basis.  We also opportunistically purchase propylene on a spot basis to enable us to maintain adequate inventory.

Propylene comprised approximately 98% of our sales during the three months ended March 31, 2013 and 2012. In addition to propylene, we also produce commercial quantities of hydrogen and C4 mix/C5+ streams, which do not represent a material part of our production.

Factors Affecting the Comparability of Future Results

Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•                  We will periodically experience planned and unplanned downtime. Safe and reliable operations at our facility are critical to our performance and financial results.  As such, we plan for periodic future periods of major maintenance.  Our first triennial maintenance project will commence in the second half of 2013, at which time the most significant activity will be to replace the reactor catalyst which is required approximately every three years based on facilities of similar design. We expect that the 2013 plant turnaround will last approximately four weeks and the work will cost approximately $37 million.  We anticipate future catalyst change-out projects to be similar as to time and cost.  For accounting purposes the costs that meet certain U.S. generally accepted accounting principles (GAAP) criteria will be deferred and amortized using the straight-line method over the period until the next plant turnaround, which is approximately three years.  In addition to the triennial maintenance projects, more significant maintenance projects will be undertaken approximately every nine years and will include change-out of the reactor catalyst and overhauls of selected pieces of equipment.  We anticipate these projects to take approximately six weeks.  Additionally, we may undertake capital projects in connection with major maintenance and/or expansion projects.  If we elect to undertake such projects, these capital projects will require additional time and expense.

In addition to planned downtime for major maintenance projects, we may experience periods of unplanned downtime. For example, in mid-December 2012, our facility experienced a mechanical failure in one of our compressors, resulting in approximately three weeks of unplanned downtime which carried over into the first part of January 2013. We expect to be able to mitigate the financial and operational impact of future unplanned downtime through a targeted program of routine maintenance and diligent monitoring of our systems.  Downtime, whether planned or unplanned, may result in lost sales and margin, increased capital and maintenance expenditures and working capital changes.

•                  We are incurring additional general and administrative expenses as a publicly traded partnership. Since our IPO in May 2012, we have begun to incur additional general and administrative expenses as a consequence of being a publicly traded limited partnership, including costs associated with compliance under the Exchange Act, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and directors’ compensation as well as the costs associated with a change in our accounting information systems. In addition, we will incur incremental expenses associated with the initial implementation of our Sarbanes-Oxley 404 evaluation of internal controls.

•                  We may enter into different financing arrangements. Our current financing arrangement may not be representative of the arrangements we will enter into in the future.  For descriptions of our current financing arrangements, see “—Liquidity and Capital Resources.”

•                  Our historical results of operations reflect equity-based compensation expense that may not be indicative of future equity-based compensation expense.  As of January 1, 2012, our employees became employees of our General Partner.  Profits interest awards granted to non-employees were subject to periodic fair value adjustments as the awards vested. The changes in fair value were recognized in our statement of comprehensive income (loss) during the period the related services were rendered, resulting in greater volatility of our results of operations.  The profits interest awards outstanding at the time of our IPO became fully vested as of the completion of our IPO, and we recorded equity-based compensation expense of $11.5 million in the first quarter of 2012. No additional expense related to these awards has been recorded after May 9, 2012, nor will any be recorded in the future.  However, we have made and will continue to make future equity-based compensation awards pursuant to our long-term incentive plan, which will again require us to record equity-based compensation expense.

•                  Our historical results of operations reflect losses on commodity derivative contracts that may not be indicative of future results of operations. Commencing October 2011 through March 2012, we entered into commodity derivative contracts (the “propane swaps”) with settlement dates in 2012 and 2013. While the Partnership does not ultimately bear the cost of the propane swaps as a result of the omnibus agreement, it remains a party to the propane swaps, and will be obligated to make payments to the propane swap counterparties as they come due and to post any collateral as required, under the terms of the propane swaps. As a result, we will continue to record the fair value of the propane swaps on our balance sheet with the related charge being reflected in our statement of comprehensive income (loss). Volatility in the propane and crude oil commodity markets significantly affects the fair value of our commodity derivative contracts which significantly affects the gains or losses on commodity derivative contracts recognized in our statements of comprehensive income (loss). For the three months ended March 31, 2013 and 2012, we incurred losses on the propane swaps totaling $3.7 million and $84.8 million, respectively.

On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. In addition to any ordinary settlement payments that are payable under the propane swaps as of May 1, 2013, we paid the counterparty $29.0 million as part of a cancellation payment for terminating the transaction which was immediately reimbursed to us by PL Manufacturing and the PL Manufacturing Members. We will pay the remaining cancellation payment of $5.4 million on May 14, 2013, through a reduction in the distribution payable to PL Manufacturing and the PL Manufacturing Members in accordance with the terms of the omnibus agreement. In connection with the initial termination payment, the hedge counterparty returned to us $29.0 million, which we had previously posted with the hedge counterparty as collateral for the propane swaps. The remaining $11.0 million of cash collateral will be returned to us by May 14, 2013. Upon the termination of the propane swaps, and once we have been reimbursed for any final settlement payments that we have made to the hedge counterparty, the omnibus agreement will terminate. See “—Liquidity and Capital Resources.”

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

Propane is the sole feedstock in our production process, and the cost of propane represents a substantial portion of our cost of sales.  Enterprise supplies 100% of our required propane feedstock volume under a multi-year contract at market-based prices, which prices are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus interest expense and amortization of deferred financing costs (including loss on extinguishment of debt), income tax expense, depreciation, amortization and accretion, equity-based compensation expense, unrealized gain (loss) on derivatives and, effective May 9, 2012, realized gains and losses on the propane swaps.  Pursuant to an omnibus agreement among our General Partner, the Partnership, Propylene Holdings LLC (Propylene Holdings), PL Propylene, and PL Manufacturing LLC (PL Manufacturing) (the “omnibus agreement”) to the extent we make payments on the propane swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we make under such propane swaps during the applicable fiscal quarter or that we owe at the end of the quarter resulting in a capital contribution to us and a zero net effect on cash and partners’ capital. Adjusted EBITDA is a non-U.S. GAAP financial measure that may be used by our management and by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

Adjusted EBITDA should not be considered an alternative to net income (loss), operating income (loss), cash flows from operating activities or any other measure of financial performance presented in accordance with U.S. GAAP. Our Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measures of other entities, as other entities may not calculate Adjusted EBITDA in the same manner as we do. Our management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable U.S. GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision-making processes. Adjusted EBITDA should not be viewed as indicative of the actual amount of cash we have available for distributions or that we plan to distribute for a given period.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Net income (loss)	$57,077	$(45,418)
Interest expense and amortization of deferred financing costs	7,142	4,241
Loss on extinguishment of debt	20,446	7,018
Income tax expense	771	696
Depreciation, amortization and accretion	9,684	8,512
Equity-based compensation expense	1,101	11,480
Unrealized (gain) loss on derivatives (1)	(18,392)	68,428
Realized loss on derivatives	22,130	—
Adjusted EBITDA	$99,959	$54,957

The following table reconciles net cash provided by operations to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Net cash provided by operations	$28,415	$75,749
Changes in current assets and current liabilities	35,582	(24,747)
Deferred income tax expense	(120)	(203)
Amortization of deferred financing costs	(909)	(779)
Interest expense	7,142	4,241
Income tax expense	771	696
Loss on debt retirement premium	6,948	—
Realized loss on derivatives (1)	22,130	—
Adjusted EBITDA	$99,959	$54,957

(1) Effective May 9, 2012, pursuant to the omnibus agreement, to the extent that we make payments for realized losses under the propane swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we make under such propane swaps during the applicable fiscal quarter or that we owe at the end of the quarter. The amount of realized loss on derivatives shown as an adjustment for EBITDA represents the amount received or to be received from PL Manufacturing and the PL Manufacturing Members. During the period from January 1 through March 31, 2012, we made payments of approximately $16.4 million for realized hedge losses which were excluded from the amount of realized losses on derivatives in the reconciliation to Adjusted EBITDA. See discussion of the omnibus agreement in Note 2 to our consolidated financial statements included elsewhere in this report.

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

General and Administrative Expense.  General and administrative expense includes salary and benefits costs for executive management, accounting and information technology personnel, as well as legal, audit, tax and other professional service costs and charges for equity-based compensation expense. Also included in general and administrative expense is development expense which includes preliminary engineering and design work for capital projects which do not qualify for capitalization under GAAP.

Management Fee.  Management fee consists of the expense incurred through our advisory services agreement with Lindsay Goldberg LLC. This agreement terminated upon the closing of the IPO.

Loss on Derivatives, net.  Our derivative contracts are recorded as derivative assets and liabilities, as applicable, at fair value on the balance sheet. Our derivative contracts do not qualify for hedge accounting treatment. Consequently, the associated unrealized gains and losses are recorded as current expense or income in the statement of comprehensive income (loss). Unrealized gains or losses on derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows until settlement occurs.

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

Income Tax Expense.  As an entity operating in the State of Texas, we are subject to the Texas Margin Tax. This tax represents a tax on gross margin, as adjusted, and is reported as income tax expense in the accompanying statements of comprehensive income (loss).

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(Unaudited)
	(Amounts in thousands)			%
Sales	$208,710	$234,684	$(25,974)	(11)%
Cost of sales	114,123	168,718	(54,595)	(32)%
Gross profit	94,587	65,966	28,621	43%
General and administrative expense	5,437	14,111	(8,674)	(61)%
Management fee	—	500	(500)	(100)%
Loss on derivatives, net	3,738	84,820	(81,082)	(96)%
Operating income (loss)	85,412	(33,465)	118,877	355%
Interest expense, net	(7,118)	(4,241)	2,877	68%
Loss on extinguishment of debt	(20,446)	(7,018)	13,428	191%
Other income	—	2	(2)	(100)%
Net income (loss) before income tax expense	57,848	(44,722)	102,570	229%
Income tax expense	(771)	(696)	75	11%
Net income (loss)	$57,077	$(45,418)	$102,495	226%

Sales.  Product output for the first quarter of 2013 totaled approximately 298.9 million pounds of propylene compared to 330.9 million pounds of propylene produced during the first quarter of 2012, which represents a decrease in production of approximately 10%. This decrease resulted primarily from nine days of plant downtime at the start of the first quarter 2013.  For the three months ended March 31, 2013 and 2012, we recognized sales on approximately 288.7 million and 356.6 million pounds of propylene, respectively. The reduction in sales resulted primarily from a decrease in customer demand in the first quarter of 2013 compared to the first quarter of 2012.  The average polymer grade contract benchmark propylene price in the three months ended March 31, 2013, was 75 cents per pound compared to an average of 68.7 cents per pound for the three months ended March 31, 2012, an increase of 6.3 cents per pound or 9%. The lower production output and drop in customer demand resulted in decreased sales, and the decrease in sales was partially offset by the higher average propylene prices.

Cost of Sales.

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
	(Unaudited)
	(Amounts in thousands)			%
Propane	$78,012	$121,651	$(43,639)	(36)%
Fuel and utilities	9,379	9,481	(102)	(1)%
Depreciation, amortization and accretion	9,684	8,512	1,172	14%
Insurance and property taxes	4,281	3,530	751	21%
Direct operating expenses and other	9,327	16,160	(6,833)	(42)%
Total production costs	110,683	159,334	(48,651)	(31)%
Change in inventory	3,440	9,384	(5,944)	(63)%
Cost of sales	$114,123	$168,718	$(54,595)	(32)%

Cost of sales was $114.1 million, or approximately 55% of sales for the three months ended March 31, 2013, compared to $168.7 million, or approximately 72% of sales, for the same period during 2012. The primary component of cost of sales is the propane feedstock, which represented approximately 70% and 76% of total production costs for the three months ended March 31, 2013 and 2012, respectively. Cost of sales decreased 32% over the same period in 2012, which resulted primarily from the decreased propane pricing from an average of $1.26 per gallon in 2012 to $0.86 per gallon in 2013. The approximate 10% reduction in propylene produced also contributed to the reduced cost of sales for the period.

General and Administrative Expense.  General and administrative expense was $5.4 million for the three months ended March 31, 2013, compared to $14.1 million for the three months ended March 31, 2012, a decrease of $8.7 million. The decrease is primarily attributable to the decrease of $10.8 million in equity-based compensation expense from $11.4 million in the first three months of 2012, resulting from equity-based awards granted in September 2010 to both our employees and certain employees of affiliated entities, all of whom were treated for accounting purposes as non-employees, to $0.6 million during the same period in 2013. Offsetting the decrease in equity-based compensation expense, was a $0.6 million increase for development expense related to potential expansion and profit enhancement projects at our facility, and a $1.5 million increase in other general and administrative expense, primarily in audit and tax services associated with being a publicly traded master limited partnership as well as payroll and benefits associated with a higher headcount.

Management Fee.  We incurred management fees of $0.5 million in 2012.  The management fees relate to a management services agreement, pursuant to which we were to pay Lindsay Goldberg a total of $2.0 million per year beginning in 2011.  This agreement terminated under its terms on the closing date of the IPO; and, therefore, no expense was incurred in 2013.

Loss on Derivatives, net.  Commencing October 2011 and through March 2012, we entered into the propane swaps with settlement dates in 2012 and 2013. We record the propane swaps at fair value using observable inputs based on market data obtained from independent sources. Because the propane swaps do not qualify for hedge accounting treatment, the mark-to market adjustments are reported in our statements of comprehensive income (loss). The net loss on derivatives of $3.7 million for the three months ended March 31, 2013, is comprised of mark-to market unrealized gains of $18.4 million and realized losses of $22.1 million which are recognized at each monthly settlement date. The net loss on derivatives of $84.8 million for the three months ended March 31, 2012, is comprised of mark-to market unrealized losses of $68.4 million and realized losses of $16.4 million which are recognized at each monthly settlement date. Pursuant to the omnibus agreement, the realized losses on the propane swaps are borne by PL Manufacturing and the PL Manufacturing Members starting May 9, 2012.

Interest Income (Expense), Net.  Interest expense of $6.1 million was incurred for the three months ended March 31, 2013, on an average daily debt balance of $348.7 million. For the three months ended March 31, 2012, we incurred $3.1 million in interest expense on an average debt balance of $155.6 million.  Total interest expense for the three months ended March 31, 2013 and 2012, includes $0.9 and $0.8 million of amortized deferred financing costs respectively.

Loan commitment expense for the three months ended March 31, 2013, was $0.2 million compared to $0.4 million during the same period in 2012.

Loss on Extinguishment of Debt.  We recognized a loss on extinguishment of debt of $20.4 million for the three months ended March 31, 2013, related to the refinancing of our 2012 credit facilities and $7.0 million during the same period in 2012, related to the termination and pay-off of our prior credit facility. The loss on extinguishment in 2013 resulted from the write-off of approximately $7.7 million of amortized deferred financing costs associated with the 2012 credit facilities, the write-off of $5.8 million of unamortized original issue discount associated with the 2012 credit facilities, and the payment of a $6.9 million call premium for the prepayment of the term loan.

Income Tax Expense.  Income tax expense was $0.8 million for the three months ended March 31, 2013, compared to $0.7 million for the three months ended March 31, 2012, resulting from income taxes incurred on gross margin with the State of Texas. The 11% increase in margin tax between the periods was driven by the increase in gross margin.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash flows from operations. Our principal uses of cash are operations, distributions, capital expenditures and funding our debt service obligations. We believe that our cash from operations will be adequate to satisfy commercial commitments for the next twelve months and that the borrowings under our revolving credit facility will be adequate to fund our planned capital expenditures and working capital needs.

Our ability to make payments on our indebtedness, to make distributions, to fund planned capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to the prevailing propane-to-propylene spread, propylene demand, propane supply levels, natural gas prices and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our 2013 credit facilities in amounts sufficient to enable us to make quarterly distributions, finance necessary capital expenditures, service our indebtedness or fund our other liquidity needs. We may seek to sell assets or issue debt securities or additional equity securities to fund our liquidity needs but may not be able to do so. We may also need to refinance all or a portion of our indebtedness on or before maturity as we did in March 2013. However, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

On May 9, 2012, we, our General Partner, Propylene Holdings, PL Propylene and PL Manufacturing, entered into an omnibus agreement. Pursuant to the omnibus agreement and a related pledge agreement (the “pledge agreement”) we allocated all of our benefits and obligations under the propane swaps to PL Manufacturing and the owners of 100% of the issued and outstanding equity interests in PL Manufacturing (together the “PL Manufacturing Members”).

Under the omnibus agreement and the pledge agreement any amounts we receive under the propane swaps will be distributed, through the General Partner, to PL Manufacturing and the PL Manufacturing Members, and any amounts that we are required to pay under the propane swaps is expected to be contributed back to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members. During the quarter ended March 31, 2013, PL Manufacturing and the PL Manufacturing Members contributed approximately $31.9 million to the Partnership as reimbursement for realized losses on the propane swaps incurred during the fourth quarter of 2012.  The contribution was made in the form of a reduction in the cash distribution payable to them of $29.1 million and a cash contribution of approximately $2.8 million contributed by PL Manufacturing and the PL Manufacturing Members.  For realized losses on the propane swaps in the quarter ended March 31, 2013, PL Manufacturing and the PL Manufacturing Members will contribute approximately $22.1 million to the Partnership in May 2013 through a reduction in the cash distribution payable to them.

While we do not receive any of the benefits of the propane swaps, we remain a party to the propane swaps, and are obligated to make payments to the propane swap counterparty as they come due and to post any collateral as required, under the terms of the propane swap agreement. To the extent that we make payments for realized losses under the propane swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, will be responsible for making quarterly capital contributions in an amount equal to the net amount paid to the propane swap counterparty for the applicable fiscal quarter.

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

On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. In addition to any ordinary settlement payments that are payable under the propane swaps as of May 1, 2013, we will pay the counterparty a $34.4 million cancellation payment, for which we will be promptly reimbursed by PL Manufacturing in accordance with the terms of the omnibus agreement. As and when final payments are made with respect to the propane swaps, the hedge counterparty will return to us $40.0 million, which was posted with the hedge counterparty as cash collateral for the propane swaps. Upon the termination of the propane swaps, and once we have been reimbursed for any final settlement payments that we have made to the hedge counterparty, the omnibus agreement will terminate.

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

2013 Credit Facilities and Debt Refinancing

On March 28, 2013, we and our wholly-owned finance subsidiary, PetroLogistics Finance Corp., co-issued jointly and severally $365.0 million of senior unsecured notes due 2020 (the “senior notes”), and we amended and extended our revolving credit facility (together with the senior notes, the “2013 credit facilities”) from $120 million to $170 million with Morgan Stanley Senior Funding, Inc. (the “Agent”), and the lender parties thereto. We used the net proceeds from the issuance of the senior notes, after underwriting fees of $7.3 million, to (1) repay all borrowings outstanding under our term loan facility in the amount of approximately $347.4 million, (2) pay approximately $6.9 million for the call premium and costs associated with the cancellation of our term loan facility and (3) pay $3.0 million in commitment fees and approximately $0.4 million in transaction fees. In addition, we paid approximately $1.3 million in third party transaction costs from cash on hand. The senior notes were issued at the par value of $365 million, and are reported as long-term debt in our consolidated balance sheet at March 31, 2013.

The 2013 credit facilities contain certain restrictive financial covenants including limitations on our ability to incur additional debt and the requirement under the terms of our revolver to maintain a total senior secured leverage ratio, as defined, no greater than 2.0 to 1.0, but only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2013, the aggregate amounts outstanding under the revolving credit facility exceeds $120 million.

Interest Rate and Fees. The senior notes bear interest at a fixed rate of 6.25% per annum, payable on April 1 and October 1 with the first payment due October 1, 2013.  The revolving credit facility bears interest at a rate per annum based on an underlying base rate plus an applicable margin.  The applicable margin for the revolving credit facility ranges from 2.0% for loans bearing interest at the alternate base rate to 3.0% for loans bearing interest at LIBOR. The alternate base rate is defined as the greatest of the prime rate in effect and the federal funds effective rate in effect plus ½ of 1.0%.  The revolving credit facility also contains a facility commitment fee at a rate of 0.50% per annum based on the daily unused amount of the commitment amount of $170 million payable in arrears on the last day of March, June, September and December of each year.

Amortization and Final Maturity.  The senior notes have a maturity date of April 1, 2020.  Prior to April 1, 2016, we may redeem all or part of the senior notes at a redemption price equal to the sum of 100% of the principal amount of the senior notes, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the date of redemption. We may also redeem some or all of the senior notes on or after April 1, 2016, at a premium (expressed as a percentage of principal) plus accrued and unpaid interest, if any, on the notes redeemed to the applicable redemption date. The revolving credit facility has a maturity date of March 28, 2018.

Guarantees.  The senior notes will rank equally in right of payment with all of our existing and future senior indebtedness.  The notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary PL Propylene, and will be jointly and severally guaranteed by certain of our future subsidiaries.  The full and unconditional guarantees will rank equally with all of the existing and future senior indebtedness of our guarantor subsidiaries.  The senior notes and the guarantees will be effectively subordinated to all of our and our guarantor subsidiaries’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.  In addition, the senior notes will be structurally subordinated to all future indebtedness and other liabilities of any of our subsidiaries that are not issuers or guarantors of the senior notes.

In connection with this refinancing, we wrote off approximately $20.4 million of unamortized deferred financing costs, unamortized issue discount, and retirement premium associated with the prior credit facility. The write-off of these costs is reflected as a loss on extinguishment of debt in our consolidated statement of comprehensive income (loss) for the three month period ended March 31, 2013. At March 31, 2013, we had $170.0 million available under the new revolving credit facility. PetroLogistics LP has no independent assets or operations.  There are no significant restrictions on the ability of PetroLogistics LP or any guarantor to obtain funds from its consolidated subsidiaries.

Capital Spending

During the three months ended March 31, 2013, we incurred capital expenditures of $15.8 million. During the three months ended March 31, 2012, we incurred capital expenditures of $6.1 million.

Our future capital spending will be determined by the board of directors of our General Partner. We currently plan to incur capital expenditures and deferred major maintenance of approximately $55 to $60 million during 2013 which will be funded through cash reserves on hand and amounts withheld from future distributions. We expect to undergo a plant turnaround in October 2013, at which time a significant activity will be to replace the reactor catalyst, which is required approximately every three years. At the time we commence the plant turnaround we expect to have sufficient cash available to fund the cost of the turnaround. Major planned turnaround costs will be deferred and amortized from the period incurred until the next turnaround.

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

Cash Flows

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013, was $28.4 million. This positive cash flow from operating activities resulted from net income of $57.1 million which includes certain non-cash items for unrealized gains on derivatives, equity-based compensation, depreciation, amortization and accretion, amortization of deferred financing costs, loss on extinguishment of debt and deferred income taxes all of which increase cash flows $6.9 million net. Cash flows from operations was reduced by $35.6 million net increase in working capital driven by a $15.4 million increase in accounts receivable attributed to the higher propylene price in March 2013, and a $14.2 million inventory increase for propylene stored in advance of our 2013 turnaround.

Net cash provided by operating activities for the three months ended March 31, 2012, was $75.7 million. Although we had a net loss of $45.4 million for the quarter ended March 31, 2012, our results reflect certain non-cash charges totaling $96.4 million for equity-based compensation expense, depreciation, amortization and accretion expense as well as amortization of deferred financing costs, unrealized loss on derivatives and loss on extinguishment of debt and deferred income taxes. We also had cash flows from operations in the first three months of 2012 due to a change in working capital of $24.7 million.  The change in working capital was due primarily to our restricted cash decreasing by $34.9 million. Restrictions on our cash balances were lifted in the first quarter of 2012 in connection with the refinancing of our construction loan into a term loan in March 2012 making the cash available for working capital purposes. The increase in cash from the release of the restrictions was offset by an increase in working capital of $10.2 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 and 2012, was $15.8 million and $6.1 million, respectively, related to capital expenditures for our facility.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013, was $1.6 million. Our cash flows used in financing activities resulted from net borrowings of approximately $7.0 million offset by net cash distributions totaling $7.3 million. Additionally, we had cash outflows for deferred financing costs of $1.3 million related to the 2013 credit facilities.

Net cash used in financing activities for the three months ended March 31, 2012, was $52.2 million. Our negative cash flows from financing activities were primarily due to the full repayment of $145.1 million on our construction loan and distributions to our sponsor totaling $250.0 million. We also received $343.0 million in proceeds from the 2012 credit facilities, during the three months ended March 31, 2012. Concurrent with the refinancing of our construction loan into a term loan in March 2012, we were able to release a debt service reserve of $10.9 million that had been previously set aside for debt service.

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

Commodity Price Risk

Our business activities expose us to risks associated with unfavorable changes in the market price of propylene and propane. Commencing October 2011 through March 2012, we began entering into propane swaps with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock. Under the terms of the propane swaps, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the “contractual percentage”). Beginning in January 2012, and at the conclusion of each subsequent month, a calculation is performed to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the “actual percentage”). If the actual percentage exceeds the contractual percentage under the propane swaps, we are owed a sum by the propane swaps counterparty. If the contractual percentage exceeds the actual percentage under the propane swaps, we owe a sum to the propane swaps counterparty.

Upon the closing of the IPO, we entered into the omnibus agreement and the pledge agreement, pursuant to which the PL Manufacturing Members, through our General Partner, all of our benefits and obligations under the propane swaps. Under the omnibus agreement and the pledge agreement, any amounts received by us under the propane swaps will be distributed, through our General Partner, to the PL Manufacturing Members, and any amounts that we are required to pay under the propane swaps are expected to be contributed back to us as a capital contribution by the PL Manufacturing Members. While we will not receive any of the benefits of the propane swaps, we remain a party to the propane swaps, and are obligated to make payments to the propane swap counterparties as they come due. During the first quarter of 2013, we received capital contributions from PL Manufacturing and the PL Manufacturing Members of $31.9 million, for realized losses incurred on the propane swaps during the quarter ended December 31,

2012. At March 31, 2013, we recorded a receivable of $22.1 million from PL Manufacturing and the PL Manufacturing Members for the realized losses on the propane swaps for the first quarter of 2013.

On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. In addition to any ordinary settlement payments that are payable under the propane swaps as of May 1, 2013, we will pay the counterparty a $34.4 million cancellation payment, for which we will be promptly reimbursed by PL Manufacturing in accordance with the terms of the omnibus agreement. As and when the final payments are made with respect to the propane swaps, the hedge counterparty will return to us $40.0 million, which was posted with the hedge counterparty as collateral for the propane swaps. Upon the termination of the propane swaps, and once we have been reimbursed for any final settlement payments that we have made to the hedge counterparty, the omnibus agreement will terminate.

Interest Rate Risk

We are party to an interest rate protection agreement effective July 2012. Additionally, our management will continue to monitor whether financial derivatives become available which could effectively hedge identified risks. In the future, management may elect to use derivative financial instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with our operating activities.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Partnership and its consolidated subsidiaries is made known to the officers of our General Partner who certify our financial reports and the Board of Directors.

Our Principal Executive Officers, David Lumpkins and Nathan Ticatch, and our Principal Financial Officer, Sharon Spurlin, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended March 31, 2013 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to our management, including the Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our annual report on Form 10-K as filed with the SEC on March 8, 2013, which could materially affect our business, financial condition, or future results. The risks described in the annual report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

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

PETROLOGISTICS LP
(Registrant)

	By:	PetroLogistics GP LLC, its General Partner

May 10, 2013	By:	/s/ David Lumpkins
David Lumpkins
Executive Chairman
(Principal Executive Officer)

	By:	/s/ Nathan Ticatch
Nathan Ticatch
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sharon Spurlin
Sharon Spurlin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)