Form 10-Q
period 2013-06-30
PetroLogistics LP
filed 2013-08-14
CIK 1523733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 13, 2013, there were 139,140,672 common units representing limited partner interests in PetroLogistics LP outstanding.

PETROLOGISTICS LP

INDEX TO FORM 10-Q

June 30, 2013

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

PETROLOGISTICS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,561	$31,434
Accounts receivable	39,837	53,578
Accounts receivable, related parties	5,022	31,893
Inventory	28,951	10,129
Prepaid expenses and other current assets	10,762	41,038
Derivative assets	—	2,386
Total current assets	131,133	170,458
Property, plant, and equipment, net	600,167	595,271
Intangible asset, net	22,190	22,467
Deferred financing costs and other assets	13,052	9,883
Total assets	$766,542	$798,079
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$21,554	$42,211
Accounts payable, related parties	156	250
Accrued liabilities	18,132	14,730
Deferred revenue	44	2,469
Derivative liabilities	—	65,439
Bank debt, current	—	3,500
Total current liabilities	39,886	128,599
Long-term debt	365,000	337,794
Asset retirement obligation	1,325	1,274
Deferred income taxes	1,242	543
Total liabilities	407,453	468,210
Commitments and contingencies
Partners’ capital (139,132,581 and 139,000,000 common units issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	359,089	329,869
Total liabilities and partners’ capital	$766,542	$798,079

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (In thousands, except per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$159,378	$193,786	$368,088	$428,470
Cost of sales	111,081	121,335	225,204	290,053
Gross profit	48,297	72,451	142,884	138,417
General and administrative expense	5,321	45,636	10,758	59,747
Management fee	—	167	—	667
Loss (gain) on derivatives, net	(5,438)	57,750	(1,700)	142,570
Operating income (loss)	48,414	(31,102)	133,826	(64,567)
Interest expense, net	(6,431)	(7,353)	(13,549)	(11,594)
Loss on extinguishment of debt	—	—	(20,446)	(7,018)
Other income	—	2	—	4
Net income (loss) before income tax expense	41,983	(38,453)	99,831	(83,175)
Income tax benefit (expense)	(576)	648	(1,347)	(48)
Net income (loss)	$41,407	$(37,805)	$98,484	$(83,223)
Comprehensive income (loss)	$41,407	$(37,805)	$98,484	$(83,223)
Net income subsequent to initial public offering		$27,669		$27,669
Net income per common unit - basic and diluted	$0.29	$0.20	$0.70	$0.20
Weighted average number of common units outstanding - basic and diluted	139,077	139,000	139,039	139,000

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Operating activities
Net income (loss)	$98,484	$(83,223)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Equity-based compensation expense	2,249	55,657
Amortization of deferred financing costs and discount	1,432	1,700
Loss on extinguishment of debt	13,498	7,018
Depreciation and amortization expense	20,303	16,792
Accretion expense	51	47
Unrealized (gain) loss on derivatives	(63,053)	100,582
Non-cash gain on insurance reimbursement	(1,368)	—
Deferred income tax expense (benefit)	699	(832)
Changes in working capital:
Accounts receivable	13,741	(14,079)
Accounts receivable, related parties	(202)	(150)
Inventory	(18,822)	3,091
Prepaid expenses and other current assets	31,644	(40,272)
Accounts payable	(20,657)	(1,594)
Accounts payable, related parties	(94)	676
Accrued liabilities	3,402	7,359
Deferred revenue	(2,425)	(3,129)
Restricted cash	—	34,922
Net cash provided by operations	78,882	84,565
Investing activities
Capital expenditures	(24,923)	(9,849)
Net cash used in investing activities	(24,923)	(9,849)
Financing activities
Deferred financing costs	(1,199)	(13,482)
Proceeds from borrowings	27,255	362,350
Repayments on borrowings	(20,450)	(165,340)
Net proceeds from initial public offering	—	23,970
Distribution to sponsor	—	(250,000)
Cash distributions, net of contributions	(44,438)	—
Change in restricted cash	—	10,886
Total cash used in financing activities	(38,832)	(31,616)
Net change in cash	15,127	43,100
Cash at beginning of period	31,434	1
Cash at end of period	$46,561	$43,101

Noncash financing activities:
Contribution resulting from cancellation of Sponsor administrative agreement	$—	$2,667
Capital contributions receivable from PL Manufacturing and PL Manufacturing Members for realized losses on derivatives	$4,808	$—
Insurance proceeds receivable	$1,368	$—

See accompanying notes.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Nature of Operations

As used in this report, the terms “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms, refer to PetroLogistics LP. The information presented in this Quarterly Report on Form 10-Q contains the unaudited combined financial results of PL Propylene LLC (“PL Propylene”), our predecessor for accounting purposes (the “Predecessor”), for all periods presented through March 30, 2012. The consolidated financial results for the six months ended June 30, 2012, also include the results of operations of the Partnership for the period beginning March 30, 2012, the date of the contribution of the Predecessor’s net assets to the Partnership. The consolidated balance sheets as of June 30, 2013, and December 31, 2012, present solely the consolidated financial position of the Partnership. References in this report to our “Sponsors” refer to Lindsay Goldberg LLC (“Lindsay Goldberg”) and York Capital Management which, after completion of our initial public offering (the “IPO”) in May 2012, collectively and indirectly own 84% of PetroLogistics GP (our “General Partner”) and directly and indirectly own 63% of our common units. See Note 3 to these consolidated financial statements for information regarding the IPO.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 815,  Derivatives and Hedging (“ASC Topic 815”), addresses the accounting for derivative contracts. We enter into our commodity derivative contracts to economically hedge an exposure through a relationship that does not qualify for hedge accounting under ASC Topic 815. Our derivative contracts are recorded as derivative assets and liabilities, as applicable, at fair value on the balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the statement of comprehensive income (loss). Unrealized gains or losses on commodity derivative contracts represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the statement of cash flows. Until settlement occurs, this results in non-cash gains or losses being reported in our operating results as gain or loss on derivatives.

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

Under the omnibus agreement and the pledge agreement, any amounts that the Partnership is required to pay under the propane swaps will be contributed to the Partnership as a capital contribution by PL Manufacturing and the PL Manufacturing Members. On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013.

While the Partnership did not bear any of the costs nor receive any of the benefits of the propane swaps, it remained a party to the propane swaps, and was obligated to make payments to the propane swap counterparties as they came due and to post any collateral as required under the terms of the propane swap agreement. As a result, the Partnership continued to record the fair value of the propane swaps on its balance sheet with the related gains or losses reflected in its statement of comprehensive income (loss). To the extent that the Partnership made payments under the propane swaps, PL Manufacturing and the PL Manufacturing Members are responsible for making quarterly capital contributions in an amount equal to the sum of all payments made by the Partnership under such propane swaps during the applicable fiscal quarter or owed by the Partnership at the end of the quarter. During the six months ended June 30, 2013, PL Manufacturing and the PL Manufacturing Members contributed approximately $22.1 million in May 2013 to the Partnership as reimbursement for realized losses on the propane swaps for the three months ended March 31, 2013, and $31.9 million in February 2013 as reimbursement for realized losses on the propane swaps for the three months ended December 31, 2012. The contributions were funded through reductions in the cash distributions paid to PL Manufacturing and the PL Manufacturing Members.

We incurred realized losses on the propane swaps of approximately $4.8 million in the quarter ended June 30, 2013, and PL Manufacturing and the PL Manufacturing Members will contribute this amount to the Partnership in August 2013 through a reduction in the cash distribution to be paid to them on the units they own. The reimbursement is reflected as a related party account receivable at June 30, 2013, in our consolidated balance sheet. In connection with the termination of the propane swaps, we paid a cancellation payment of $34.4 million in May 2013, of which $5.4 million was reimbursed through a reduction in the distribution paid to PL Manufacturing and the PL Manufacturing Members in May 2013 in accordance with the terms of the omnibus agreement. The remaining $29.0 million was settled with cash held as collateral by the propane swap counterparty and was immediately reimbursed by PL Manufacturing and the PL Manufacturing Members. The second quarter loss and the total termination payment of $34.4 million for settlement of the net derivative liabilities resulted in a net gain on derivatives of $5.4 million for the three months ended June 30, 2013. The reimbursement of the termination payment by PL Manufacturing and the PL Manufacturing Members and the reimbursement of the second quarter realized loss are reported as capital contributions. Once we have received the final reimbursement for realized losses on August 14, 2013, from PL Manufacturing and the PL Manufacturing Members, the omnibus agreement will terminate.

At December 31, 2012, $40.0 million held in cash as collateral by the propane swaps counterparty is reported as prepaid and other current assets in our consolidated balance sheet. Following the settlement payment in May 2013, the propane swaps counterparty returned all cash collateral to us.

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

The following table presents the financial instruments that require fair value disclosure as of June 30, 2013.

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial liabilities
Senior notes	$—	$362,610	$—	$365,000

The following table presents the financial instruments that require fair value disclosure as of December 31, 2012.

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial assets
Propane swaps	$—	$2,386	$—	$2,386
Financial liabilities
Variable rate debt	$—	$345,636	$—	$341,294
Propane swaps	$—	$65,439	$—	$65,439

At June 30, 2013 and December 31, 2012, the fair value of the senior notes and variable rate debt, respectively, was determined based on active trades and market corroborated data.

The valuation assumptions utilized to measure the fair value of our propane swaps were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs. To determine the fair value of the propane swaps, we utilized quoted prices for similar assets, liabilities and market-corroborated inputs.  See Note 5 for discussion regarding our propane swaps.

There are no financial instruments that are split across the levels, and there have been no financial instruments that transferred between the levels during the six months ended June 30, 2013.

Segment Reporting

We operate in one segment for the production and sale of propylene and related by-products. All of our operations are located in Houston, Texas.

Net Income Per Common Unit

Net income per common unit for a given period is based on the distributions that are made to the unitholders plus an allocation of undistributed net income based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. The two-class method dictates that net income for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income as if all of the net income for the period had been distributed in accordance with the partnership agreement. Unit-based awards granted under the PetroLogistics Long-Term Incentive Plan (the “Long-Term Incentive Plan”) are eligible for Distribution Equivalent Rights (“DERs”). To the extent that non-forfeitable DERs are awarded, the underlying nonvested unit-based awards are considered participating securities for purposes of determining net income per unit.  Undistributed income is allocated to participating securities based on the proportional relationship of the weighted average number of common units and unit-based awards outstanding. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units based on provisions of the partnership agreement. Undistributed losses are not allocated to nonvested unit-based awards as they do not participate in net losses. Distributions declared and paid in the period are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

The General Partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income.  Prior to the IPO, we were wholly-owned by Propylene Holdings.  Accordingly, net income per common unit is not presented for periods prior to the IPO.

The following table provides a reconciliation of net income and the allocation of net income to the common units and the unit-based awards for purposes of computing net income per unit for the three months ended June 30, 2013 (in thousands, except units and per unit data):

		Limited Partner Units
			Long-
			Term Incentive Plan
	Total	Common Units	Unit-Based Awards
Net income	$41,407
Less: Distributions to unitholders	93,704	$93,135	$569
Assumed allocation of undistributed net loss	(52,297)	$(52,297)	$—

Weighted average units outstanding		139,077,484	755,077
Net income per unit:
Distributed earnings		$0.67	$0.75
Undistributed net income allocation		(0.38)	—
Net income per common unit - basic and diluted		$0.29	$0.75

The following table provides a reconciliation of net income and the allocation of net income to the common units and the unit-based awards for purposes of computing net income per unit for the six months ended June 30, 2013, (in thousands, except units and per unit data):

		Limited Partner Units
			Long-
			Term Incentive Plan
	Total	Common Units	Unit-Based Awards
Net income	$98,484
Less: Distributions to unitholders	132,865	$132,055	$810
Assumed allocation of undistributed net loss	(34,381)	$(34,381)	$—

Weighted average units outstanding		139,038,956	806,143
Net income per unit:
Distributed earnings		$0.95	$1.00
Undistributed net income allocation		(0.25)	—
Net income per common unit - basic and diluted		$0.70	$1.00

The following table provides a reconciliation of net income and the allocation of net income to the common units and the unit-based awards for purposes of computing net income per unit for the period from May 9 through June 30, 2012, (in thousands, except units and per unit data):

		Limited Partner Units
			Long-
			Term Incentive Plan
	Total	Common Units	Restricted Units
Period from May 9, 2012 through June 30, 2012
Net income	$27,669
Assumed allocation of undistributed net income		$27,555	$114
Assumed allocation of net income		$27,555	$114

Weighted average units outstanding		139,000,000	576,539
Net income per unit		$0.20	$0.20

Recently Issued Accounting Standards

During the first quarter of 2013, we adopted Accounting Standards Update (“ASU”) ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities , which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement and ASU 2013-01,  Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Asset and Liabilities , which clarifies the scope of the offsetting disclosures of ASU 2011-11. The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

4. Inventory

Inventory consists of the following (in thousands):

	June 30	December 31,
	2013	2012
Product inventory
Raw materials	$262	$216
Work in progress	1,350	1,127
Finished product	20,524	3,103
Total product inventory	22,136	4,446
Maintenance spares	6,815	5,683
Total inventory	$28,951	$10,129

Raw materials inventory consists primarily of propane. Work in progress inventory represents pipeline and plant fill inventory, which is a combination of propane and propylene. Finished goods inventory includes inventory stored at third party facilities pursuant to our propylene exchange and storage contracts. The exchange and storage contracts provide for storage capacity of 80 million pounds. Legal title, custody, control and risk of loss of finished goods inventory remains with us until the finished goods inventory is delivered to the customer pursuant to our propylene sales contracts.

5. Derivative Instruments

Our business activities expose us to risks associated with unfavorable changes in the market price of propylene and propane. Commencing October 2011 and through March 2012, we entered into derivative transactions with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock. Under the terms of the arrangement, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the “contractual percentage”). Beginning in January 2012, and at the conclusion of each month thereafter through the May 2013 cancellation date, we performed a calculation to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the “actual percentage”). If the actual percentage exceeded the contractual percentage under the propane swaps, we were owed a sum by the propane swaps counterparty. If the contractual percentage exceeded the actual percentage under the propane swaps, we owed a sum to the propane swaps counterparty. In March 2012, to offset the negative impact of the liability position of our propane swaps, we entered into reverse positions for a portion of our propane swaps maturing in the second half of 2013. These reverse positions resulted in an asset and are reflected as derivative assets in our consolidated balance sheet at December 31, 2012.

Under the omnibus agreement and the pledge agreement, any amounts that the Partnership is required to pay under the propane swaps will be contributed to the Partnership as a capital contribution by PL Manufacturing and the PL Manufacturing Members. See Note 2 regarding the omnibus agreement. We incurred realized losses on the propane swaps of approximately $4.8 million in the quarter ended June 30, 2013, and PL Manufacturing and the PL Manufacturing Members will contribute this amount to the Partnership in August 2013 through a reduction in the cash distribution to be paid to them on the units they own. The reimbursement is reflected as a related party account receivable at June 30, 2013. On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. The second quarter realized losses and the total termination payment of $34.4 million for settlement of the propane swaps resulted in a net gain on derivatives of $5.4 million for the three months ended June 30, 2013.  The reimbursement of the termination payment by PL Manufacturing and the PL Manufacturing Members and the reimbursement of the second quarter realized loss are reported as capital contributions. Once we have received the final reimbursement for realized losses on August 14, 2013, from PL Manufacturing and the PL Manufacturing Members, the omnibus agreement will terminate.

As of June 30, 2013, we do not have any outstanding commodity forward contracts to hedge our forecasted energy commodity purchases.

Fair Value of Derivative Contracts

The fair values of our current and non-current derivative contracts are each reported separately on our consolidated balance sheets. The following table summarizes the fair values of our derivative contracts included on our consolidated balance sheets (in thousands):

	June 30, 2013		December 31, 2012
	Derivative	Derivative	Derivative	Derivative
Derivatives not designated as hedging instruments	Assets, current	Liabilities, current	Assets, current	Liabilities, current
Propane swaps	$—	$—	$2,386	$65,439
Total derivatives	$—	$—	$2,386	$65,439

Effect of Derivative Contracts on the Statement of Comprehensive Income (Loss)

The following table summarizes the impact of our derivative contracts on our accompanying consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	Net (Gain) Loss Recognized	Net Loss Recognized in	Net (Gain) Loss Recognized	Net Loss Recognized in
	in Statement of Comprehensive	Statement of Comprehensive	in Statement of Comprehensive	Statement of Comprehensive
Derivatives Not Designated as Hedging Contracts	Income (Loss)	Income (Loss)	Income (Loss)	Income (Loss)
Realized loss on propane swaps	$39,223	$25,596	$61,353	$41,988
Unrealized loss (gain) on propane swaps	(44,661)	32,154	(63,053)	100,582
Propane swaps	$(5,438)	$57,750	$(1,700)	$142,570
Total net (gain) loss on derivatives	$(5,438)	$57,750	$(1,700)	$142,570

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

2013 Credit Facilities and Debt Refinancing

On March 28, 2013, we and our wholly owned finance subsidiary, PetroLogistics Finance Corp., co-issued jointly and severally $365.0 million of senior unsecured notes due 2020 (the “senior notes”), and we amended and extended our revolving credit facility (together with the senior notes, the “2013 credit facilities”) from $120 million to $170 million with Morgan Stanley Senior Funding, Inc. (the “Agent”), and the lender parties thereto. We used the net proceeds from the issuance of the senior notes, after underwriting fees of $7.3 million, to (1) repay all borrowings outstanding under our term loan facility in the amount of approximately $347.4 million, (2) pay approximately $6.9 million for the call premium and costs associated with the cancellation of our term loan facility and (3) pay $3.0 million in commitment fees on our revolver and approximately $0.4 million in transaction fees. The proceeds from the senior notes, the repayment of the term loan and the transaction fees were net settled with the Agent as presented in the consolidated statement of cash flows for the six months ended June 30, 2013. In addition, we incurred approximately $1.3 million in third party transaction costs. The senior notes were issued at the par value of $365 million, and are reported as long-term debt in our consolidated balance sheet at June 30, 2013. The refinancing of the term debt with the senior notes was treated as a debt extinguishment for accounting purposes, and we recorded total deferred financing costs of approximately $8.4 million. As part of our debt extinguishment, we wrote off unamortized deferred financing costs totaling $7.7 million and unamortized original issue discount of $5.8 million. The amendment and extension of our revolving credit facility was treated as a debt modification for accounting purposes.  We recorded total deferred financing costs associated with the revolving credit facility of approximately $3.6 million, and wrote off $0.1 million of deferred financing costs associated with the prior revolving credit facility. Cash paid for deferred financing costs totaled approximately $1.3 million with the remaining portion of $10.7 million net settled with the Agent through the senior note proceeds. The deferred financing costs associated with the 2013 credit facilities are being amortized using the effective interest method over the terms of the underlying credit facilities.

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

Guarantees.  The senior notes will rank equally in right of payment with all of our existing and future senior indebtedness.  The notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary PL Propylene.  The full and unconditional guarantee will rank equally with all of the existing and future senior indebtedness of our guarantor subsidiaries.  The senior notes and the guarantee will be effectively subordinated to all of our and our guarantor subsidiaries’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.  In addition, the senior notes will be structurally subordinated to all future indebtedness and other liabilities of any of our subsidiaries that are not issuers or guarantors of the senior notes. PetroLogistics LP has no independent assets or operations.  There are no significant restrictions on the ability of PetroLogistics LP or any guarantor to obtain funds from its consolidated subsidiaries.

Loss on Extinguishment of Debt

When we entered into the 2012 debt refinancing, we wrote off approximately $7.0 million of unamortized deferred financing costs associated with the prior credit facility. The write-off of these costs is reflected as a loss on extinguishment of debt in our consolidated statement of comprehensive income (loss) for the six month period ended June 30, 2012.

When we entered into the 2013 credit facilities, we recognized a loss on extinguishment of debt of approximately $20.4 million in our consolidated statement of comprehensive income (loss) for the six month period ended June 30, 2013. This loss on extinguishment resulted from the write off of approximately $7.7 million of unamortized deferred financing costs associated with the 2012 credit facilities. We also wrote off the unamortized original issue discount associated with the 2012 credit facilities in the amount of approximately $5.8 million.  In addition, we paid a call premium of approximately $6.9 million for the prepayment of the term loan.

Interest expense, net consists of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Interest expense incurred on borrowings	$(5,705)	$(6,208)	$(11,784)	$(9,260)
Amortization of discount	—	(350)	(315)	(350)
Loan commitment fees	(220)	(245)	(374)	(656)
Amortization of deferred financing costs	(523)	(572)	(1,117)	(1,351)
Interest income	17	22	41	23

Interest expense, net	$(6,431)	$(7,353)	$(13,549)	$(11,594)

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

During the three and six months ended June 30, 2013, we recognized total equity-based compensation expense of approximately $1.2 million and $2.2 million, respectively related to the unit-based awards ($0.5 million and $1.0 million as cost of sales and $0.7 million and $1.2 million as general and administrative expense). We recognized $0.5 million of expense related to these awards for both the three and six months ended June 30, 2012.

The following table presents activity related to our Long-Term Incentive Plan awards granted to employees during the six months ended June 30, 2013:

		Weighted average
	Unit-Based Awards	grant date fair value
Awards outstanding December 31, 2012	845,736	$15.19
Awards granted	—	—
Awards vested	(181,344)	16.60
Awards forfeited	(10,416)	$16.60
Awards outstanding June 30, 2013	653,976	$14.78

These service-based awards vest ratably over three years.  On May 9, 2013, 181,344 of the unit-based awards vested with a fair value of $2.3 million. The aggregate intrinsic value of outstanding unit-based awards at June 30, 2013, was approximately $8.7 million. At June 30, 2013, total compensation cost related to nonvested employee unit-based awards that had not yet been recognized totaled approximately $8.4 million.  The weighted-average period over which this amount will be recognized is approximately 2.6 years.

The following table presents activity related to our Long-Term Incentive Plan awards granted to members of our General Partner’s Board of Directors during the six months ended June 30, 2013:

		Weighted average
	Unit-Based Awards	grant date fair value
Awards outstanding December 31, 2012	16,182	$12.36
Awards granted	15,638	12.79
Awards vested	(8,091)	12.36
Awards forfeited	—	—
Awards outstanding June 30, 2013	23,729	$12.64

Generally, these awards vest ratably over one year.  On May 6, 2013, 8,091 of the unit-based awards vested with a fair value of $0.1 million. The aggregate intrinsic value of outstanding director unit-based awards at June 30, 2013, was approximately $0.3 million. At June 30, 2013, total compensation cost related to nonvested director unit-based awards that had not yet been recognized totaled approximately $0.1 million.  The weighted-average period over which this amount will be recognized is approximately 0.6 years.

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

PetroLogistics Company LLC (“PetroLogistics LLC”) is an affiliate entity. Through December 31, 2011, the senior executives who oversee our operations were employed by PetroLogistics LLC and provided management services to us pursuant to our services agreement with PetroLogistics LLC. The majority of the profits interests (“Profits Interest Units”) that PL Manufacturing issued were to persons employed by PetroLogistics LLC. For accounting purposes, we treated these awards as being made to non-employees through December 31, 2011. As of January 1, 2012, all PetroLogistics LLC employees transferred their employment to the General Partner. As of that date, the underlying grant date fair value of nonvested Profits Interest Units held by the former PetroLogistics LLC employees became fixed due to the change in employment status, and equity-based compensation expense attributed to these Profits Interest Units for the three and six months ended June 30, 2012, was based on the underlying fair value of the Profits Interest Units as of January 1, 2012.

At the closing of the IPO, remaining unrecognized compensation expense related to the previously nonvested Profits Interest Units was fully recognized in the amount of approximately $43.7 million.

Total recognized equity-based compensation expense related to the Profits Interest Plan during the three and six months ended June 30, 2012, was $43.7 million and $55.2 million, respectively ($0.3 million and $0.4 million in cost of sales and $43.4 million and $54.8 in general and administrative expense). There was no expense related to the Profits Interest Plan during the three and six months ended June 30, 2013.

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

During the six months ended June 30, 2013 and 2012, we utilized the services of a company owned by Lindsay Goldberg in the amounts of approximately $0.8 million and $0.7 million, respectively, in connection with facility maintenance activities which is reported in costs of sales. We utilized their services in the amounts of $0.4 million for each of the three month periods ended June 30, 2013 and 2012.

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

The following table presents the concentration of total sales to our largest customers:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2013	2012	2013	2012
Dow Chemical Company (Dow)	43%	43%	42%	45%
Total Petrochemicals USA, Inc. (Total)	20%	19%	21%	20%
INEOS Olefins and Polymers USA (INEOS)	18%	16%	19%	17%
LyondellBasell Industries N.V. (LyondellBasell)	9%	11%	6%	10%
Others (less than 10% individually)	10%	11%	12%	8%
Total sales	100%	100%	100%	100%

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

Counterparty Risk with Respect to Derivative Instruments

Our business activities expose us to the risk associated with changes in the market price of propylene and propane. In order to manage our exposure to the price risk related to propane, we began entering into the propane swaps in October 2011 through March 2012. Pursuant to the omnibus agreement, through our General Partner, we allocated all of our benefits and obligations under the propane swaps to PL Manufacturing and the PL Manufacturing Members. (See Notes 2 and 5).

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

12. Subsequent Events

On July 24, 2013, our General Partner approved a distribution of 30 cents per common unit to common unitholders of record as of August 5, 2013, which will be paid on August 14, 2013. PL Manufacturing and the PL Manufacturing Members are required by the omnibus agreement to contribute approximately $4.8 million out of such distribution to fund their obligation for realized losses on the propane swaps incurred for the three months ended June 30, 2013, through a reduction in the cash distribution payable to them. We expect to receive payment of the contribution in August 2013, and the contribution is reflected as a related party receivable in our consolidated balance sheet at June 30, 2013.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to the “Predecessor,” “we,” “our,” “us” or like terms, when used for periods prior to the closing of our initial public offering (the “IPO”) on May 9, 2012, refer to PL Propylene LLC, our Predecessor for accounting purposes. References in this report to “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms used for periods after the IPO, refer to PetroLogistics LP. References in this report to our “Sponsors” refer to Lindsay Goldberg LLC (“Lindsay Goldberg”) and York Capital Management, which collectively and indirectly own 84% of PetroLogistics GP (our “General Partner”) and directly and indirectly own 63% of our common units. See Note 3 to our consolidated financial statements for information regarding the IPO.

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

•           our potential inability to successfully implement our business strategies;

•           our potential inability to complete our required turnarounds and other significant capital expenditure projects on time, within budget or both;

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

We currently have multi-year contracts for the sale of our propylene with The Dow Chemical Company (or “Dow”), Total Petrochemicals USA, Inc. (or “Total”), BASF Corporation (or “BASF”) and INEOS Olefins and Polymers USA (or “INEOS”) that expire between 2013 and 2018 and a one-year contract with LyondellBasell Industries N.V. (or “LyondellBasell”) that ends in December 2013.  We are currently in ongoing negotiations with INEOS regarding an extension to the contract beyond the current December 2013 termination date. Our customer contracts provide for minimum and maximum offtake volumes, with the minimum customer-contracted volumes representing approximately 78% of our current facility capacity and the maximum reflecting approximately 100% of our current facility capacity.  Each of our customer contracts contain pricing terms based upon market rates.  In addition to our contracted sales, we have and will continue to make additional propylene sales on a spot basis.  We also opportunistically purchase propylene on a spot basis to enable us to maintain adequate inventory.

Propylene comprised approximately 98% of our sales during both the three and six months ended June 30, 2013. Propylene comprised 97% and 98% of our sales during the same periods in 2012, respectively. In addition to propylene, we also produce commercial quantities of hydrogen and C4 mix/C5+ streams, which do not represent a material part of our production.

Factors Affecting the Comparability of Future Results

Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•            We will periodically experience planned and unplanned downtime. Safe and reliable operations at our facility are critical to our performance and financial results.  As such, we plan for periodic future periods of major maintenance.  Our first triennial maintenance project will commence on or about September 28, 2013, at which time the most significant activity will be to replace the reactor catalyst which is required approximately every three years based on facilities of similar design. The 2013 plant turnaround will last approximately 35 days and will cost approximately $40 million.  We have expanded the scope of the work to be completed during this turnaround to include additional work within the reactors and the completion of other projects that are designed to improve our reliability.  At this time we are still completing the detailed scheduling process for this additional work and as a result we have not finalized our updated estimates for duration or cost. See “— Forward Looking Statements — our potential inability to complete our required turnarounds and other significant capital expenditure projects on time, within budget or both.”

For accounting purposes the planned major maintenance costs that meet certain U.S. generally accepted accounting principles (GAAP) criteria will be deferred and amortized using the straight-line method over the period until the next plant turnaround, which is approximately every three years.  In addition to the triennial maintenance projects, more significant maintenance projects will be undertaken approximately every nine years and will include change-out of the reactor catalyst and overhauls of selected pieces of equipment.  We anticipate these projects to take approximately six weeks.  Additionally, we may undertake capital projects in connection with major maintenance and/or expansion projects.  If we elect to undertake such projects, these capital projects will require additional time and expense.

In addition to planned downtime for major maintenance projects, we may experience periods of unplanned downtime. For example, in mid-June 2013, our facility experienced a stress fracture within one of our reactors, resulting in approximately ten days of unplanned downtime. We expect to be able to mitigate the financial and operational impact of future unplanned downtime through a targeted program of routine maintenance and diligent monitoring of our systems.  Downtime, whether planned or unplanned, may result in lost sales and margin, increased capital and maintenance expenditures and working capital changes.

•            We are incurring additional general and administrative expenses as a publicly traded partnership. Since our IPO in May 2012, we have begun to incur additional general and administrative expenses as a consequence of being a publicly traded limited partnership, including costs associated with compliance under the Exchange Act, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and directors’ compensation as well as the costs associated with a change in our accounting information systems and incremental expenses associated with the initial implementation of our Sarbanes-Oxley 404 evaluation of internal controls.

•            We may enter into different financing arrangements. Our current financing arrangement may not be representative of the arrangements we will enter into in the future.  For descriptions of our current financing arrangements, see “—Liquidity and Capital Resources.”

•            Our historical results of operations reflect equity-based compensation expense that may not be indicative of future equity-based compensation expense.   As of January 1, 2012, our employees became employees of our General Partner.  Profits interest awards granted to non-employees were subject to periodic fair value adjustments as the awards vested. The changes in fair value were recognized in our statement of comprehensive income (loss) during the period the related services were rendered, resulting in greater volatility of our results of operations.  The profits interest awards outstanding at the time of our IPO became fully vested as of the completion of our IPO, and we recorded equity-based compensation expense of $43.7million and $55.2 in the three and six months ended June 30, 2012. No additional expense related to these awards has been recorded after May 9, 2012, nor will any be recorded in the future.  However, we have made and will continue to make future equity-based compensation awards pursuant to our long-term incentive plan.

•            Our historical results of operations reflect losses on commodity derivative contracts that may not be indicative of future results of operations.  Commencing October 2011 through March 2012, we entered into commodity derivative contracts (the “propane swaps”) with settlement dates in 2012 and 2013. On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. While the Partnership did not ultimately bear the cost of the propane swaps as a result of the omnibus agreement, it remained a party to the propane swaps, and was obligated to make payments to the propane swap counterparties as they came due and to post any collateral as required, under the terms of the propane swaps. As a result, we recorded the fair value of the propane swaps on our balance sheet with the related charge being reflected in our statement of comprehensive income (loss). Volatility in the propane and crude oil commodity markets significantly affected the fair value of our commodity derivative contracts which significantly affected the gains or losses on commodity derivative contracts recognized in our statements of comprehensive income (loss). With the termination of the propane swaps, we will no longer incur such gains or losses in future periods. For the three and six months ended June 30, 2013, we generated gains on the propane swaps totaling $5.4 million and $1.7 million, respectively. We incurred losses on the propane swaps totaling $57.8 million and $142.6 million for the three and six months ended June 30, 2012.

During the quarter ended June 30, 2013, PL Manufacturing and the PL Manufacturing Members contributed approximately $22.1 million to the Partnership as reimbursement for realized losses on the propane swaps for the three months ended March 31, 2013. The contribution was funded through a reduction in the cash distribution paid to PL Manufacturing and the PL Manufacturing Members in May 2013. We paid a cancellation payment of $34.4 million in May 2013, of which $5.4 million was reimbursed through a reduction in the distribution paid to PL Manufacturing and the PL Manufacturing Members in May 2013 in accordance with the terms of the omnibus agreement. The remaining $29.0 million was settled with cash held as collateral by the propane swap counterparty and was immediately reimbursed by PL Manufacturing and the PL Manufacturing Members.

We incurred realized losses on the propane swaps of approximately $4.8 million in the quarter ended June 30, 2013 and PL Manufacturing and the PL Manufacturing Members will contribute this amount to the Partnership in August 2013 through a reduction in the cash distribution to be paid to them on the units they own. The reimbursement is reflected as a related party account receivable at June 30, 2013, in our consolidated balance sheet. Once this final payment has been made the omnibus agreement will terminate. See “—Liquidity and Capital Resources.”

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus interest expense and amortization of deferred financing costs (including loss on extinguishment of debt), income tax expense, depreciation, amortization and accretion, equity-based compensation expense, unrealized gain (loss) on derivatives and, effective May 9, 2012, realized gains and losses on the propane swaps.  Pursuant to the omnibus agreement to the extent we made payments on the propane swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, are responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we made under such propane swaps during the applicable fiscal quarter or that we owe at the end of the quarter resulting in a capital contribution to us and a zero net effect on cash and partners’ capital. Adjusted EBITDA is a non-U.S. GAAP financial measure that may be used by our management and by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income (loss)	$41,407	$(37,805)	$98,484	$(83,223)
Interest expense	6,448	7,375	13,590	11,617
Loss on extinguishment of debt	—	—	20,446	7,018
Income tax expense (benefit)	576	(648)	1,347	48
Depreciation, amortization and accretion	10,670	8,327	20,354	16,839
Equity-based compensation expense	1,148	44,177	2,249	55,657
Unrealized (gain) loss on derivatives	(44,661)	32,154	(63,053)	100,582
Realized loss on derivatives (1)	39,223	15,958	61,353	15,958
Adjusted EBITDA	$54,811	$69,538	$154,770	$124,496

The following table reconciles net cash provided by operations to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net cash provided by operations	$50,467	$8,816	$78,882	$84,565
Changes in current assets and current liabilities	(42,169)	37,923	(6,587)	13,176
Deferred income tax benefit (expense)	(579)	1,035	(699)	832
Amortization of deferred financing costs and discount	(523)	(921)	(1,432)	(1,700)
Interest expense	6,448	7,375	13,590	11,617
Income tax expense (benefit)	576	(648)	1,347	48
Loss on debt retirement premium	—	—	6,948	—
Realized loss on derivatives (1)	39,223	15,958	61,353	15,958
Adjusted EBITDA	$53,443	$69,538	$153,402	$124,496

(1) Effective May 9, 2012, pursuant to the omnibus agreement, to the extent that we made payments for realized losses under the propane swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, are responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we made under such propane swaps during the applicable fiscal quarter or that we owe at the end of the quarter. The amount of realized loss on derivatives shown as an adjustment for EBITDA represents the amount received or to be received from PL Manufacturing and the PL Manufacturing Members. During the period from January 1 through June 30, 2012, we made payments of approximately $26.0 million for realized hedge losses which were excluded from the amount of realized losses on derivatives in the reconciliation to Adjusted EBITDA. See discussion of the omnibus agreement in Note 2 to our consolidated financial statements included elsewhere in this report.

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

(Gain) Loss on Derivatives, net.  Our derivative contracts are recorded as derivative assets and liabilities, as applicable, at fair value on the balance sheet. Our derivative contracts do not qualify for hedge accounting treatment. Consequently, the associated unrealized gains and losses are recorded as current expense or income in the statement of comprehensive income (loss). Unrealized gains or losses on derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows until settlement occurs.

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

Income Tax Expense (Benefit).  As an entity operating in the State of Texas, we are subject to the Texas Margin Tax. This tax represents a tax on gross margin, as adjusted, and is reported as income tax expense (benefit).

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

	Three Months Ended June 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)			%
	(Amounts in thousands)
Sales	$159,378	$193,786	$(34,408)	(18)%
Cost of sales	111,081	121,335	(10,254)	(8)%
Gross profit	48,297	72,451	(24,154)	(33)%
General and administrative expense	5,321	45,636	(40,315)	(88)%
Management fee	—	167	(167)	(100)%
(Gain) loss on derivatives, net	(5,438)	57,750	(63,188)	(109)%
Operating income (loss)	48,414	(31,102)	79,516	256%
Interest expense, net	(6,431)	(7,353)	(922)	(13)%
Other income	—	2	(2)	(100)%
Net income (loss) before income tax expense	41,983	(38,453)	80,436	209%
Income tax benefit (expense)	(576)	648	(1,224)	(189)%
Net income (loss)	$41,407	$(37,805)	$79,212	210%

Sales.  Sales decreased $34.4 million or 18% in the second quarter of 2013 compared to the second quarter of 2012. A reduction in propylene sales accounted for $32.9 million or 96% of the decreased sales. Lower propylene sales were primarily a result of a reduction in propylene production volume from 324.2 million pounds of propylene in the second quarter of 2012 to 254.8 million pounds in the second quarter of 2013. The lower production volume led to fewer pounds of propylene available for sale in 2013 compared to 2012.  This decrease in production volume was driven in part by ten days of plant downtime during June 2013. Propylene sales also decreased as a result of a decrease of 2.4 cents per pound in the average benchmark polymer grade propylene price from an average of 65.7 cents per pound in the three months ended June 30, 2012, to an average of 63.3 cents per pound in the three months ended June 30, 2013. In addition to the decrease in propylene sales, by-product sales decreased $1.5 million in the quarter ended June 30, 2013, compared to the comparable period of 2012 as a direct result of the lower propylene production volume.

Cost of Sales.

	Three Months Ended June 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)			%
	(Amounts in thousands)
Propane	$70,449	$94,835	$(24,386)	(26)%
Fuel and utilities	10,498	6,972	3,526	51%
Depreciation, amortization and accretion	10,670	8,327	2,343	28%
Insurance and property taxes	4,504	4,076	428	11%
Direct operating expenses and other	12,982	10,072	2,910	29%
Total production costs	109,103	124,282	(15,179)	(12)%
Change in inventory	1,978	(2,947)	4,925	167%
Cost of sales	$111,081	$121,335	$(10,254)

Cost of Sales. Cost of sales was $111.1 million, or approximately 70% of sales for the three months ended June 30, 2013, compared to $121.3 million, or approximately 63% of sales, for the same period during 2012. Total cost of sales decreased 8% over the same period in 2012. The primary component of cost of sales is the propane feedstock, which represented approximately 65% and 76% of total production costs for the three months ended June 30, 2013 and 2012, respectively. The majority of the reduction in propane expense of $24.4 million for the second quarter of 2013 compared to the second quarter of 2012 resulted from lower propylene production in 2013.  Also contributing to the lower propane expense was a reduction in propane prices. Propane prices decreased from an average of $0.98 per gallon in 2012 to $0.91 per gallon in 2013, a 7% decrease. Despite the lower propylene production in the second quarter of 2013 compared to 2012, fuel and utilities expense increased $3.5 million or 51%. This increase is due to an increase in our average cost of natural gas in 2013 compared to 2012. For the three months ended June 30, 2013, our average cost of natural gas was $4.17 per MMBtu compared to an average cost of $2.20 per MMBtu in the three months ended June 30, 2012. Depreciation, amortization and accretion expense increased by $2.3 million, or 28% for the three months ended June 30, 2013, due to acceleration of depreciation on some major pieces of equipment we plan to replace during our planned turnaround scheduled for later in 2013. The increase in direct operating and other expenses is primarily due to repairs and maintenance activities performed during the ten days of plant downtime that occurred in the three months ended June 30, 2013.

During the quarter ended June 30, 2013, we recognized a gain of approximately $3.9 million for insurance recoveries for losses incurred in 2011 related to our gas turbines and 2012 related to a compressor. Of this amount, we received payments of approximately $2.5 million with the remaining $1.4 million reflected as a receivable at June 30, 2013. We have reached a formal agreement with the insurers concerning the claims and expect to receive the remaining proceeds in the third quarter of 2013. We have reported the gain from the insurance recoveries against cost of sales for the three months ended June 30, 2013, as the losses for repairs on the equipment was originally recorded as cost of sales. Cost of sales for the three months ended June 30, 2013, before the insurance recoveries totaled $115.0 million.

General and Administrative Expense.  General and administrative expense was $5.3 million for the three months ended June 30, 2013, compared to $45.6 million for the three months ended June 30, 2012, a decrease of $40.3 million. The decrease is primarily attributable to the decrease of $42.9 million in equity-based compensation expense to $0.6 million in the second quarter of 2013 from $43.5 million in the same period of 2012, resulting from equity-based awards granted in September 2010 to both our employees and certain employees of affiliated entities. Offsetting the decrease in equity-based compensation expense, was a $0.7 million increase for development expense related to potential expansion and profit enhancement projects at our facility, and a $1.9 million increase in other general and administrative expense, primarily in audit, tax and professional services associated with being a publicly traded master limited partnership as well as payroll and benefits associated with a higher headcount.

(Gain) Loss on Derivatives, net. Commencing October 2011 and through March 2012, we entered into the propane swaps with settlement dates in 2012 and 2013. These propane swaps were terminated in April 2013. We recorded the propane swaps at fair value using observable inputs based on market data obtained from independent sources. Because the propane swaps did not qualify for hedge accounting treatment, the mark-to market adjustments are reported in our statements of comprehensive income (loss). The net gain on derivatives of $5.4 million for the three months ended June 30, 2013, is comprised of mark-to market unrealized gains of $44.7 million and realized losses of $39.2 million which are recognized at each monthly settlement date. The realized losses incurred during the period consist of $4.8 million for the settlement of the April 2013 propane swap positions, and $34.4 million for the termination of the remaining propane swaps. The net loss on derivatives of $57.8 million for the three months ended June 30, 2012, is comprised of mark-to market unrealized losses of $32.2 million and realized losses of $25.6 million which are recognized at each monthly settlement date. Pursuant to the omnibus agreement, the realized losses on the propane swaps are borne by PL Manufacturing and the PL Manufacturing Members starting May 9, 2012 and reimbursed to us as a capital contribution.

Interest Expense, Net.  Interest expense of $5.7 million was incurred for the three months ended June 30, 2013, on an average daily debt balance of $365.0 million. For the three months ended June 30, 2012, we incurred $6.2 million in interest expense on an average debt balance of $351.6 million.  Total interest expense for the three months ended June 30, 2013 and 2012, includes $0.5 million and $0.6 million of amortized deferred financing costs, respectively. Also included in interest expense for the second quarter of 2012 is loan discount amortization of $0.4 million. Loan commitment expense for both the three months ended June 30, 2013 and 2012, was $0.2 million.

Income Tax Benefit (Expense).  Income tax expense was $0.6 million for the three months ended June 30, 2013, compared to a benefit of $0.6 million for the three months ended June 30, 2012, resulting from income taxes incurred on gross margin with the State of Texas. The increase in margin tax between the periods was driven by a deferred tax benefit recorded in 2012 for the temporary difference from the treatment of unrealized losses on derivatives for book purposes compared to the tax treatment.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

	Six Months Ended June 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)			%
	(Amounts in thousands)
Sales	$368,088	$428,470	$(60,382)	(14)%
Cost of sales	225,204	290,053	(64,849)	(22)%
Gross profit	142,884	138,417	4,467	3%
General and administrative expense	10,758	59,747	(48,989)	(82)%
Management fee	—	667	(667)	(100)%
(Gain) Loss on derivatives, net	(1,700)	142,570	(144,270)	(101)%
Operating income (loss)	133,826	(64,567)	198,393	307%
Interest expense, net	(13,549)	(11,594)	1,955	17%
Loss on extinguishment of debt	(20,446)	(7,018)	13,428	191%
Other income	—	4	(4)	(100)%
Net income (loss) before income tax expense	99,831	(83,175)	183,006	220%
Income tax expense	(1,347)	(48)	(1,299)	2,706%
Net income (loss)	$98,484	$(83,223)	$181,707	218%

Sales.  Sales decreased $60.4 million or 14% in the first half of 2013 compared to the first half of 2012. A reduction in propylene sales accounted for $57.7 or 96% of the decreased sales. Lower propylene sales were primarily a result of a 15% reduction in propylene production volume from 655.0 million pounds of propylene in the first half of 2012 to 553.8 million pounds in the first half of 2013. The lower production volume led to fewer pounds of propylene available for sale in 2013 compared to 2012. This decrease in production volume was driven by unplanned downtime at the facility during the six months ended June 30, 2013. Partially offsetting the decrease in propylene sales due to lower production volume was an increase in the average benchmark polymer grade propylene price of 2.0 cents per pound from an average of 67.2 cents per pound for the six months ended June 30, 2012, to an average of 69.2 cents per pound for the six months ended June 30, 2013. In addition to the decrease in propylene sales, by-product sales decreased $2.7 million in the six months ended June 30, 2013, compared to the comparable period of 2012 as a direct result of the lower propylene production volume.

Cost of Sales.

	Six Months Ended June 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)			%
	(Amounts in thousands)
Propane	$148,461	$216,486	$(68,025)	(31)%
Fuel and utilities	19,877	15,251	4,626	30%
Depreciation, amortization and accretion	20,354	16,839	3,515	21%
Insurance and property taxes	8,785	7,605	1,180	16%
Direct operating expenses and other	27,475	19,654	7,821	40%
Total production costs	224,952	275,835	(50,883)	(18)%
Change in inventory	252	14,218	(13,966)	(98)%
Cost of sales	$225,204	$290,053	$(64,849)

Cost of Sales. Cost of sales was $225.2 million or 61% of sales for the six months ended June 30, 2013, compared to $290.1 million, or approximately 68% of sales, for the six months ended June 30, 2012. The primary component of cost of sales is the propane feedstock, which represented 66% and 78% of total production costs for the six months ended June 30, 2013 and 2012, respectively. The decrease in propane expense in 2013 from the first six months of 2012 is partially due to the 15% reduction in propylene production volumes in 2013. Also contributing to the decrease in propane expense was a lower average propane price of $0.88 per gallon in 2013 compared to $1.11 per gallon in 2012, a decrease of 21%. Despite the lower propylene production for the year to date 2013 compared to 2012, fuel and utilities expense increased $4.6 million or 30%. This increase is due to an increase in our average cost of natural gas in 2013 compared to 2012. For the six months ended June 30, 2013, our average cost of natural gas was $3.75 per MMBtu compared to an average cost of $2.51 per MMBtu in the six months ended June 30, 2012. Depreciation, amortization and accretion expense was $20.3 million for the six months ended June 30, 2013, compared to $16.8 million for the six months ended June 30, 2012, an increase of $3.5 million. The increase is attributable to the acceleration of depreciation on some major pieces of equipment we plan to replace during the planned turnaround scheduled for later in 2013. The increase in direct operating and other expenses is primarily due to repairs and maintenance activities performed during the plant downtime that occurred in the first half of 2013. The change in inventory represents the change in the production value of the product inventory between the beginning and end of the period based on the weighted average cost of production. This amount fluctuates with our average cost of production and the amount of product inventory we carry.

During the six months ended June 30, 2013, we recognized a gain of approximately $3.9 million for insurance recoveries for losses incurred in 2011 related to our gas turbines and 2012 related to a compressor. Of this amount, we received payments of approximately $2.5 million with the remaining $1.4 million reflected as a receivable at June 30, 2013. We have reached a formal agreement with the insurers concerning the claims and expect to receive the remaining proceeds in the third quarter of 2013. We have reported the gain from the insurance recoveries against cost of sales for the six months ended June 30, 2013, as the losses for repairs on the equipment was originally recorded as cost of sales. Cost of sales for the six months ended June 30, 2013, before the insurance recoveries totaled $229.1 million.

General and Administrative Expense. General and administrative expense was $10.8 million for the six months ended June 30, 2013, compared to $59.7 million for the six months ended June 30, 2012, a decrease of $48.9 million. The decrease is attributable to a decrease of $53.7 million in equity based compensation expense from $54.9 million for the first half of 2012 to $1.2 million for the first half of 2013. This decrease was offset by an increase of $1.3 million for development expense related to potential expansion and profit enhancement projects at our facility and a $3.4 million increase in other general and administrative expense associated with being a publicly traded master limited partnership.

(Gain )Loss on Derivatives. The net gain on derivatives of $1.7 million for the six months ended June 30, 2013, is comprised of mark-to market unrealized gains of $63.1 million and realized losses of $61.4 million which are recognized at each monthly settlement date. The realized losses incurred during the period consist of $27.0 million for the recurring monthly settlement of the propane swap positions and $34.4 million for the termination of the remaining propane swaps. The net loss on derivatives of $142.6 million for the six months ended June 30, 2012, is comprised of mark-to market unrealized losses of $100.6 million and realized losses of $42.0 million. Pursuant to the omnibus agreement, effective May 9, 2012, the realized losses on the propane swaps are borne by PL Manufacturing and the PL Manufacturing Members and reimbursed to us as a capital contribution. The propane swap arrangement was terminated on April 19, 2013.

Interest Expense, Net. We incurred interest expense on borrowings of $11.8 million for the six months ended June 30, 2013, on an average daily debt balance of $357.1 million and $9.3 million on an average daily balance of $253.6 million for the six months ended June 30, 2012, an increase of $2.5 million. Interest expense for the six months ended June 30, 2013 and 2012 also includes $1.1 million and $1.4 million, respectively, of deferred financing cost amortization as well as loan discount amortization of $0.3 million and $0.4 million, respectively. Loan commitment expense for the six months ended June 30, 2013 and 2012, was $0.4 million $0.7 million respectively.

Loss on Early Extinguishment of Debt. We recognized a loss on extinguishment of debt of $20.4 million for the six months ended June 30, 2013, related to the refinancing of our 2012 credit facilities and $7.0 million during the same period in 2012, related to the termination and pay-off of our prior credit facility. The loss on extinguishment in 2013 resulted from the write-off of approximately $7.7 million of amortized deferred financing costs associated with the 2012 credit facilities, the write-off of $5.8 million of unamortized original issue discount associated with the 2012 credit facilities, and the payment of a $6.9 million call premium for the prepayment of the term loan. See discussion under “Liquidity and Capital Resources.”

Income Tax Expense. Income tax expense, resulting from income taxes incurred on gross margin with the State of Texas, was $1.4 million for the six months ended June 30, 2013, compared to a de minimus amount for the same period in 2012. The lack of significant income tax expense for the first half of 2012 is due to a deferred tax benefit recorded for the temporary difference from the treatment of unrealized losses on derivatives for book purposes compared to the tax treatment. This benefit is reduced by current tax expense.

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

Under the omnibus agreement and the pledge agreement any amounts that we are required to pay under the propane swaps is expected to be contributed back to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members. During the six months ended June 30, 2013, PL Manufacturing and the PL Manufacturing Members contributed approximately $22.1 million in May 2013 to the Partnership as reimbursement for realized losses on the propane swaps incurred during the first quarter of 2013 and $39.1 million in February 2013 as reimbursement for realized losses on the propane swaps for the three months ended December 31, 2012. The contributions were made in the form of reductions in the cash distributions payable to them. For realized losses on the propane swaps in the quarter ended June 30, 2013, PL Manufacturing and the PL Manufacturing Members will contribute approximately $4.8 million to the Partnership in August 2013 through a reduction in the cash distribution payable to them.

While we did not bear any of the costs nor receive any of the benefits of the propane swaps, we remained a party to the propane swaps, and were obligated to make payments to the propane swap counterparty as they came due and to post any collateral as required under the terms of the propane swap agreement. To the extent that we made payments for realized losses under the propane swaps, PL Manufacturing and the PL Manufacturing Members are responsible for making quarterly capital contributions in an amount equal to the net amount paid to the propane swap counterparty for the applicable fiscal quarter.

In connection with the termination of the propane swaps, we paid the counterparty a $34.4 million cancellation payment for which we were promptly reimbursed by PL Manufacturing in accordance with the terms of the omnibus agreement. Of the $34.4 million termination payment, $29.0 million was settled with cash held as collateral by the propane swap counterparty. The remaining $5.4 million was reimbursed to us through a reduction in the first quarter distribution paid to PL Manufacturing and the PL Manufacturing Members in May 2013.  Following the settlement payment in May 2013 the propane swap counterparty returned all cash collateral to us. Once we have been reimbursed for the final settlement payments that we made to the propane swaps counterparty, the omnibus agreement will terminate.

We expect that PL Manufacturing and the PL Manufacturing Members will fund their final payment obligations through the quarterly distribution to be paid in August 2013 on common units that they own. Under the pledge agreement, the PL Manufacturing Members pledged to PL Manufacturing (as collateral agent) a number of common units such that at all times, the market value of all pledged units and all common units owned by PL Manufacturing that are subject to the omnibus agreement is equal to or greater than ten times the mark-to-market value of the propane swaps, but in no event shall the number of pledged units be greater than the amount of units distributed to PL Manufacturing and the PL Manufacturing Members in connection with the IPO.

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

2013 Credit Facilities and Debt Refinancing

On March 28, 2013, we and our wholly-owned finance subsidiary, PetroLogistics Finance Corp., co-issued jointly and severally $365.0 million of senior unsecured notes due 2020 (the “senior notes”), and we amended and extended our revolving credit facility (together with the senior notes, the “2013 credit facilities”) from $120 million to $170 million with Morgan Stanley Senior Funding, Inc. (the “Agent”), and the lender parties thereto. We used the net proceeds from the issuance of the senior notes, after underwriting fees of $7.3 million, to (1) repay all borrowings outstanding under our term loan facility in the amount of approximately $347.4 million, (2) pay approximately $6.9 million for the call premium and costs associated with the cancellation of our term loan facility and (3) pay $3.0 million in commitment fees and approximately $0.4 million in transaction fees. In addition, we paid approximately $1.3 million in third party transaction costs from cash on hand. The senior notes were issued at the par value of $365 million, and are reported as long-term debt in our consolidated balance sheet at June 30, 2013.

The 2013 credit facilities contain certain restrictive financial covenants including limitations on our ability to incur additional debt and the requirement under the terms of our revolver to maintain a total senior secured leverage ratio, as defined, no greater than 2.0 to 1.0, but only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2013, the aggregate amounts outstanding under the revolving credit facility exceeds $120 million. At June 30, 2013, there were no outstanding borrowings under the revolving credit facility.

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

In connection with this refinancing, we wrote off approximately $20.4 million of unamortized deferred financing costs, unamortized issue discount, and retirement premium associated with the prior credit facility. The write-off of these costs is reflected as a loss on extinguishment of debt in our consolidated statement of comprehensive income (loss) for the six month period ended June 30, 2013. At June 30, 2013, we had $170.0 million available under the new revolving credit facility. PetroLogistics LP has no independent assets or operations.  There are no significant restrictions on the ability of PetroLogistics LP or any guarantor to obtain funds from its consolidated subsidiaries.

Capital Spending

During the six months ended June 30, 2013, we incurred capital expenditures of $24.9 million consisting of catalyst for the turnaround, a fifth gas turbine, costs related to a regen air heater scheduled to be replaced during the turnaround, replacement of major valve equipment and other capital costs related to the turnaround.

During the six months ended June 30, 2012, we incurred capital expenditures of $9.8 million, which includes approximately $3.4 million of progress payments towards the purchase of the reactor catalyst in preparation for the 2013 planned major maintenance project, and $6.4 million for other capital projects.

Our future capital spending including planned major maintenance costs will be approximately $60 to $70 million during 2013 which will be funded through cash reserves on hand and amounts to be withheld from future distributions.

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

Cash Flows

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013, was $78.9 million. This positive cash flow from operating activities resulted from net income of $98.5 million which includes certain non-cash items for unrealized gains on derivatives, equity-based compensation, depreciation, amortization and accretion, amortization of deferred financing costs, loss on extinguishment of debt and deferred income taxes all of which total a reduction of cash flows of $24.8 million net. Cash flows from operations was increased by a $5.2 million net decrease in working capital driven primarily by a $13.7 million decrease in accounts receivable, an $18.8 million inventory increase for propylene stored in advance of our 2013 turnaround, offset by a $30.3 million decrease in prepaid expenses and other current assets for the return of cash held in collateral by the propane swaps counterparty following the termination of the propane swaps and a $20.7 million decrease in accounts payable.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 and 2012, was $24.9 million and $9.8 million, respectively, related to capital expenditures for our facility.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013, was $38.8 million. Our cash flows used in financing activities resulted from net borrowings of approximately $6.8 million offset by net cash distributions totaling $44.4 million. Additionally, we had cash outflows for deferred financing costs of $1.2 million related to the 2013 credit facilities.

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

Commodity Price Risk

Our business activities expose us to risks associated with unfavorable changes in the market price of propylene and propane. Commencing October 2011 through March 2012, we began entering into propane swaps with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock. Under the terms of the propane swaps, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the “contractual percentage”). Beginning in January 2012, and at the conclusion of each subsequent month through the May 2013 cancellation date, we performed a calculation to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the “actual percentage”). If the actual percentage exceeded the contractual percentage under the propane swaps, we were owed a sum by the propane swaps counterparty. If the contractual percentage exceeded the actual percentage under the propane swaps, we owed a sum to the propane swaps counterparty.

Upon the closing of the IPO, we entered into the omnibus agreement and the pledge agreement, pursuant to which the PL Manufacturing Members, through our General Partner, assumed all of our benefits and obligations under the propane swaps. Under the omnibus agreement and the pledge agreement, any amounts received by us under the propane swaps will be distributed, through our General Partner, to the PL Manufacturing Members, and any amounts that we are required to pay under the propane swaps are expected to be contributed back to us as a capital contribution by the PL Manufacturing Members. On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013.  While we did not receive any of the benefits of the propane swaps, we remained a party to the propane swaps, and were obligated to make payments to the propane swap counterparties as they came due. During the first quarter of 2013, we received capital contributions from PL Manufacturing and the PL Manufacturing Members of $22.1 million, for realized losses incurred on the propane swaps during the quarter ended March 31, 2013. At June 30, 2013, we recorded a receivable of $4.8 million from PL Manufacturing and the PL Manufacturing Members for the realized losses on the propane swaps for the first quarter of 2013, which will be reimbursed in August 2013 through a reduction in the distribution we will pay to PL Manufacturing and the PL Manufacturing Members on the common units they own.

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

Our Principal Executive Officers, David Lumpkins and Nathan Ticatch, and our Principal Financial Officer, Sharon Spurlin, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended June 30, 2013 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to our management, including the Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective April 1, 2013, we implemented new accounting, project control and maintenance information systems. We believe the new information systems enhance our internal controls over financial reporting. Aside from the new information systems, there has not been any change in our internal control over financial reporting during our quarterly period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PETROLOGISTICS LP
(Registrant)

	By:	PetroLogistics GP LLC, its General Partner

August 13, 2013	By:	/s/ David Lumpkins
David Lumpkins
Executive Chairman
(Principal Executive Officer)

	By:	/s/ Nathan Ticatch
Nathan Ticatch
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sharon Spurlin
Sharon Spurlin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)