Form 10-Q
period 2013-09-30
PetroLogistics LP
filed 2013-11-14
CIK 1523733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 13, 2013, there were 139,212,737 common units representing limited partner interests in PetroLogistics LP outstanding.

PETROLOGISTICS LP
INDEX TO FORM 10-Q
September 30, 2013

Index
PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

PETROLOGISTICS LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,313	$31,434
Accounts receivable	63,351	53,578
Accounts receivable, related parties	64	31,893
Product inventory and spare parts	50,271	10,129
Prepaid expenses and other current assets	11,276	41,038
Derivative assets	-	2,386
Total current assets	162,275	170,458
Property, plant, and equipment, net	603,904	595,271
Intangible asset, net	22,045	22,467
Deferred financing costs and other assets	12,553	9,883
Total assets	$800,777	$798,079
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$31,822	$42,211
Accounts payable, related parties	629	250
Accrued liabilities	27,204	14,730
Deferred revenue	-	2,469
Derivative liabilities	-	65,439
Bank debt, current	-	3,500
Total current liabilities	59,655	128,599
Long-term debt	365,000	337,794
Asset retirement obligation	1,351	1,274
Deferred income taxes	1,403	543
Total liabilities	427,409	468,210
Commitments and contingencies
Partners’ capital (139,140,672 and 139,000,000 common units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	373,368	329,869
Total liabilities and partners’ capital	$800,777	$798,079

See accompanying notes.

Index
PETROLOGISTICS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (In thousands, except per unit data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Sales	$198,391	$156,054	$566,479	$584,524
Cost of sales	129,872	117,996	355,076	408,049
Gross profit	68,519	38,058	211,403	176,475
General and administrative expense	6,278	8,732	17,036	68,479
Management fee	—	—	—	667
Loss (gain) on derivatives, net	—	21,114	(1,700)	163,684
Operating income (loss)	62,241	8,212	196,067	(56,355)
Interest expense, net	(6,364)	(7,344)	(19,913)	(18,938)
Loss on extinguishment of debt	—	—	(20,446)	(7,018)
Other income	2	—	2	4
Net income (loss) before income tax expense	55,879	868	155,710	(82,307)
Income tax expense	(788)	(221)	(2,135)	(269)
Net income (loss)	$55,091	$647	$153,575	$(82,576)
Comprehensive income (loss)	$55,091	$647	$153,575	$(82,576)
Net income subsequent to initial public offering		$647		$28,316
Net income per common unit - basic and diluted	$0.39	—	$1.10	0.20
Weighted average number of common units outstanding - basic and diluted	139,139	139,000	139,073	139,000

See accompanying notes.

Index
PETROLOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net income (loss)	$153,575	$(82,576)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Equity-based compensation expense	3,376	56,434
Amortization of deferred financing costs and discount	1,934	2,620
Loss on extinguishment of debt	13,498	7,018
Depreciation and amortization expense	30,850	25,137
Accretion expense	77	71
Unrealized (gain) loss on derivatives	(63,053)	90,670
Deferred income tax expense (benefit)	860	(832)
Changes in working capital:
Accounts receivable	(9,773)	(13,415)
Accounts receivable, related parties	(53)	(96)
Inventory	(40,142)	4,841
Prepaid expenses and other current assets	29,762	(40,060)
Accounts payable	(10,389)	(1,108)
Accounts payable, related parties	379	442
Accrued liabilities	12,474	12,490
Deferred revenue	(2,469)	495
Restricted cash	—	34,922
Net cash provided by operations	120,906	97,053
Investing activities
Capital expenditures and deferred major maintenance costs	(39,062)	(16,243)
Purchase of emissions credits	—	(9,315)
Net cash used in investing activities	(39,062)	(25,558)
Financing activities
Deferred financing costs	(1,201)	(13,482)
Proceeds from borrowings	45,455	364,650
Repayments on borrowings	(38,650)	(168,515)
Net proceeds from initial public offering	—	23,970
Distribution to sponsor	—	(250,000)
Cash distributions, net of contributions	(81,569)	(20,335)
Change in restricted cash	—	10,886
Total cash used in financing activities	(75,965)	(52,826)
Net change in cash	5,879	18,669
Cash at beginning of period	31,434	1
Cash at end of period	$37,313	$18,670

Noncash financing activities:
Contribution resulting from cancellation of Sponsor administrative agreement	$—	$2,667
Capital contributions receivable from PL Manufacturing and PL Manufacturing Members for realized losses on derivatives	$—	$31,026
Accrued technology license fees	$—	2,900

Index
PetroLogistics LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Nature of Operations

As used in this report, the terms “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms, refer to PetroLogistics LP. The information presented in this Quarterly Report on Form 10-Q contains the unaudited combined financial results of PL Propylene LLC (“PL Propylene”), our predecessor for accounting purposes (the “Predecessor”), for all periods presented through March 30, 2012. The consolidated financial results for the nine months ended September 30, 2012, also include the results of operations of the Partnership for the period beginning March 30, 2012, the date of the contribution of the Predecessor’s net assets to the Partnership. The consolidated balance sheets as of September 30, 2013, and December 31, 2012, present solely the consolidated financial position of the Partnership. References in this report to our “Sponsors” refer to Lindsay Goldberg LLC (“Lindsay Goldberg”) and York Capital Management who collectively and indirectly own 84% of PetroLogistics GP (our “General Partner”) and directly and indirectly own 63% of our common units. See Note 3 to these consolidated financial statements for information regarding our initial public offering (the “IPO”).

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

Deferred Major Maintenance Costs

Planned major maintenance projects, also referred to as turnarounds, are periodically performed to ensure the long-term reliability and safety of integrated plant machinery at our continuous process production facility. During the planned major maintenance project the primary activity is the replacement of the reactor catalyst as well as other major maintenance activities, some of which extend the useful life of plant machinery or increase output and/or efficiency of the facility. Our planned major maintenance project occurs approximately every three years and requires a multi-week shutdown of plant operations. We follow the deferral method of accounting for major maintenance costs; and thus, they are capitalized and amortized over the period benefited, which is generally the three-year period until the next turnaround. Deferred major maintenance costs are reported under Property, plant and equipment, net, in the Consolidated balance sheet at September 30, 2013. We expense repair and maintenance activities in the period performed.

Index
We classify deferred major maintenance costs as an investing activity under the caption “Capital expenditures and deferred major maintenance costs” in the Statement of Cash Flows, since this cash outflow relates to expenditures related to long-lived productive assets. Repair, maintenance and related labor costs are expensed as incurred and are included in operating cash flows.

Derivative Instruments

Commencing October 2011 and through March 2012, we entered into commodity derivative contracts (the “propane swaps”) with settlement dates in 2012 and 2013 to manage our exposure to commodity price risk with respect to propane, our sole feedstock. The propane swaps were designed to mitigate the risk associated with unfavorable market movements in the price of energy commodities. Our propane swaps were intended to act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing us to transfer some of the price risk to counterparties who were able and willing to bear it.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 815,   Derivatives and Hedging  (“ASC Topic 815”), addresses the accounting for derivative contracts.  We entered into our commodity derivative contracts to economically hedge an exposure through a relationship that does not qualify for hedge accounting under ASC Topic 815. Our derivative contracts are recorded as derivative assets and liabilities, as applicable, at fair value on the balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the statement of comprehensive income (loss). Unrealized gains or losses on commodity derivative contracts represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the statement of cash flows. Until settlement occurred, this resulted in non-cash gains or losses being reported in our operating results as gain or loss on derivatives.

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

On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. Under the omnibus agreement and the pledge agreement, any amounts that the Partnership was required to pay under the propane swaps were contributed to the Partnership as a capital contribution by PL Manufacturing and the PL Manufacturing Members.

While the Partnership did not bear any of the costs nor receive any of the benefits of the propane swaps, it remained a party to the propane swaps, and was obligated to make payments to the propane swap counterparties as they came due and to post any collateral as required under the terms of the propane swap agreement. As a result, the Partnership continued to record the fair value of the propane swaps on its balance sheet with the related gains or losses reflected in its statement of comprehensive income (loss). To the extent that the Partnership made payments under the propane swaps, PL Manufacturing and the PL Manufacturing Members were responsible for making quarterly capital contributions in an amount equal to the sum of all payments made by the Partnership under such propane swaps during the applicable fiscal quarter or owed by the Partnership at the end of the quarter. During the nine months ended September 30, 2013, PL Manufacturing and the PL Manufacturing Members contributed approximately $58.8 million to the Partnership as reimbursement for realized losses on the propane swaps. The contributions were funded through reductions in the cash distributions paid to PL Manufacturing and the PL Manufacturing Members.

In connection with the termination of the propane swaps, we paid a cancellation payment of $34.4 million in May 2013, of which $5.4 million was reimbursed through a reduction in the distribution paid to PL Manufacturing and the PL Manufacturing Members in May 2013 in accordance with the terms of the omnibus agreement. The remaining $29.0 million was settled with cash held as collateral by the propane swap counterparty and was immediately reimbursed by PL Manufacturing and the PL Manufacturing Members. The reimbursement of the termination payment by PL Manufacturing and the PL Manufacturing Members and the reimbursement of realized losses are reported as capital contributions. We received the final reimbursement for realized losses from PL Manufacturing and the PL Manufacturing Members on August 14, 2013, at which time the omnibus agreement terminated in accordance with its terms.

At December 31, 2012, prepaid and other current assets includes $40.0 million held in cash as collateral by the propane swaps counterparty. Following the settlement payment in May 2013, the propane swaps counterparty returned all cash collateral to us.

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

Index
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

The following table presents the financial instruments that require fair value disclosure as of September 30, 2013.

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial liabilities
Senior notes	$—	$359,417	$—	$365,000

The following table presents the financial instruments that require fair value disclosure as of December 31, 2012.

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial assets
Propane swaps	$—	$2,386	$—	$2,386
Financial liabilities
Variable rate debt	$—	$345,636	$—	$341,294
Propane swaps	$—	$65,439	$—	$65,439

At September 30, 2013 and December 31, 2012, the fair value of the senior notes and variable rate debt, respectively, was determined based on active trades and market corroborated data.

The valuation assumptions utilized to measure the fair value of our propane swaps were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs. To determine the fair value of the propane swaps, we utilized quoted prices for similar assets, liabilities and market-corroborated inputs.  See Note 5 for discussion regarding our propane swaps.

There are no financial instruments that are split across the levels, and there have been no financial instruments that transferred between the levels during the nine months ended September 30, 2013.

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

Index
The General Partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income.  Prior to the IPO, we were wholly-owned by Propylene Holdings.  Accordingly, net income per common unit is not presented for periods prior to the IPO.

The following table provides a reconciliation of net income and the allocation of net income to the common units and the unit-based awards for purposes of computing net income per unit for the three months ended September 30, 2013 (in thousands, except units and per unit data):

		Limited Partner Units
			Long-
			Term Incentive Plan
	Total	Common Units	Unit-Based Awards

Net income	$55,091
Less: Distributions to unitholders	41,938	$41,742	$196
Assumed allocation of undistributed net income	13,153	$13,090	$63

Weighted average units outstanding		139,139,265	675,218
Net income per unit:
Distributed earnings		$0.30	$0.29
Undistributed net income allocation		0.09	0.09
Net income per common unit - basic and diluted		$0.39	$0.38

  The following table provides a reconciliation of net income and the allocation of net income to the common units and the unit-based awards for purposes of computing net income per unit for the nine months ended September 30, 2013, (in thousands, except units and per unit data):

		Limited Partner Units
			Long-
			Term Incentive Plan
	Total	Common Units	Unit-Based Awards

Net income	$153,575
Less: Distributions to unitholders	174,803	$173,797	$1,006
Assumed allocation of undistributed net loss	(21,228)	$(21,228)	$-

Weighted average units outstanding		139,072,760	762,022
Net income per unit:
Distributed earnings		$1.25	$1.32
Undistributed net loss allocation		(0.15)	-
Net income per common unit - basic and diluted		$1.10	$1.32

  The following table provides a reconciliation of net income and the assumed allocation of undistributed net loss to the common units and the unit-based awards for purposes of computing net income per unit for the three months ended September 30, 2012, (in thousands, except units and per unit data):

Index
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

  The following table provides a reconciliation of net income and the assumed allocation of undistributed net loss to the common units and the unit-based awards for purposes of computing net income per unit for the period from May 9 through September 30, 2012, (in thousands, except units and per unit data):

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

Index
4. Inventory

Inventory consists of the following (in thousands):

	September 30	December 31,
	2013	2012
Product inventory
Raw materials	$294	$216
Work in progress	1,294	1,127
Finished product	41,754	3,103
Total product inventory	43,342	4,446
Maintenance spares	6,929	5,683
Total inventory	$50,271	$10,129

                      Raw materials inventory consists primarily of propane. Work in progress inventory represents pipeline and plant fill inventory, which is a combination of propane and propylene. Finished goods inventory includes inventory stored at third party facilities pursuant to our propylene exchange and storage contracts. The exchange and storage contracts provide for storage capacity of 95 million pounds. Legal title, custody, control and risk of loss of finished goods inventory remains with us until the finished goods inventory is delivered to the customer pursuant to our propylene sales contracts.

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

On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. Under the omnibus agreement and the pledge agreement, any amounts that the Partnership was required to pay under the propane swaps were contributed to the Partnership as a capital contribution by PL Manufacturing and the PL Manufacturing Members. See Note 2 regarding the omnibus agreement.

  As of September 30, 2013, we do not have any outstanding commodity forward contracts to hedge our forecasted energy commodity purchases.

Fair Value of Derivative Contracts

The fair values of our current and non-current derivative contracts are each reported separately on our consolidated balance sheets. The following table summarizes the fair values of our derivative contracts included on our consolidated balance sheets (in thousands):

	September 30, 2013		December 31, 2012
	Derivative	Derivative	Derivative	Derivative
Derivatives not designated as hedging instruments	Assets, current	Liabilities, current	Assets, current	Liabilities, current
Propane swaps	$—	$—	$2,386	$65,439
Total derivatives	$—	$—	$2,386	$65,439

Index
Effect of Derivative Contracts on the Statement of Comprehensive Income (Loss)

The following table summarizes the impact of our derivative contracts on our accompanying consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Net (Gain) Loss Recognized	Net Loss Recognized in	Net (Gain) Loss Recognized	Net Loss Recognized in
	in Statement of Comprehensive	Statement of Comprehensive	in Statement of Comprehensive	Statement of Comprehensive
Derivatives Not Designated as Hedging Contracts	Income (Loss)	Income (Loss)	Income (Loss)	Income (Loss)
Realized loss on propane swaps	$-	$31,026	$61,353	$73,014
Unrealized loss (gain) on propane swaps	-	(9,912)	(63,053)	90,670
Propane swaps	$-	$21,114	$(1,700)	$163,684
Total net (gain) loss on derivatives	$-	$21,114	$(1,700)	$163,684

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

Index
  2013 Credit Facilities and Debt Refinancing

  On March 28, 2013, we and our wholly owned finance subsidiary, PetroLogistics Finance Corp., co-issued jointly and severally $365.0 million of senior unsecured notes due 2020 (the “senior notes”), and we amended and extended our revolving credit facility (together with the senior notes, the “2013 credit facilities”) from $120 million to $170 million with Morgan Stanley Senior Funding, Inc. (the “Agent”), and the lender parties thereto. We used the net proceeds from the issuance of the senior notes, after underwriting fees of $7.3 million, to (1) repay all borrowings outstanding under our term loan facility in the amount of approximately $347.4 million, (2) pay approximately $6.9 million for the call premium and costs associated with the cancellation of our term loan facility and (3) pay $3.0 million in commitment fees on our revolver and approximately $0.4 million in transaction fees. The proceeds from the senior notes, the repayment of the term loan and the transaction fees were net settled with the Agent as presented in the consolidated statement of cash flows for the nine months ended September 30, 2013. In addition, we incurred approximately $1.3 million in third party transaction costs. The senior notes were issued at the par value of $365 million, and are reported as long-term debt in our consolidated balance sheet at September 30, 2013. The refinancing of the term debt with the senior notes was treated as a debt extinguishment for accounting purposes, and we recorded total deferred financing costs of approximately $8.4 million. As part of our debt extinguishment, we wrote off unamortized deferred financing costs totaling $7.7 million and unamortized original issue discount of $5.8 million. The amendment and extension of our revolving credit facility was treated as a debt modification for accounting purposes.  We recorded total deferred financing costs associated with the revolving credit facility of approximately $3.6 million, and wrote off $0.1 million of deferred financing costs associated with the prior revolving credit facility. Cash paid for deferred financing costs totaled approximately $1.3 million with the remaining portion of $10.7 million net settled with the Agent through the senior note proceeds. The deferred financing costs associated with the 2013 credit facilities are being amortized using the effective interest method over the terms of the underlying credit facilities.

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

Guarantees.  The senior notes rank equally in right of payment with all of our existing and future senior indebtedness.  The notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary PL Propylene.  The full and unconditional guarantee ranks equally with all of the existing and future senior indebtedness of our guarantor subsidiaries. PL Propylene and PetroLogistics Finance Corp. are our only subsidiaries. We have no independent assets or operations, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended. The senior notes and the guarantee are effectively subordinated to all of our and our guarantor subsidiaries’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.  In addition, the senior notes are structurally subordinated to all future indebtedness and other liabilities of any of our subsidiaries that are not issuers or guarantors of the senior notes.

Loss on Extinguishment of Debt

When we entered into the 2012 debt refinancing, we wrote off approximately $7.0 million of unamortized deferred financing costs associated with the prior credit facility. The write-off of these costs is reflected as a loss on extinguishment of debt in our consolidated statement of comprehensive income (loss) for the nine month period ended September 30, 2012.

When we entered into the 2013 credit facilities, we recognized a loss on extinguishment of debt of approximately $20.4 million in our consolidated statement of comprehensive income (loss) for the nine month period ended September 30, 2013. This loss on extinguishment resulted from the write off of approximately $7.7 million of unamortized deferred financing costs associated with the 2012 credit facilities. We also wrote off the unamortized original issue discount associated with the 2012 credit facilities in the amount of approximately $5.8 million.  In addition, we paid a call premium of approximately $6.9 million for the prepayment of the term loan.

Index
Interest expense, net consists of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Interest expense incurred on borrowings	$(5,646)	$(6,248)	$(17,430)	$(15,509)
Amortization of discount	—	(325)	(315)	(675)
Loan commitment fees	(220)	(205)	(594)	(860)
Amortization of deferred financing costs	(502)	(595)	(1,619)	(1,945)
Interest income	4	29	45	51
Interest expense, net	$(6,364)	$(7,344)	$(19,913)	$(18,938)

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

Certain unit-based awards are eligible for DERs. Absent any restrictions on the DERs in an award agreement, we will pay DERs to the holder of the award without restriction at approximately the same time as we pay quarterly cash distributions to our common unitholders. To the extent provided by the Committee, in its discretion, a grant of unit-based awards may provide that distributions made with respect to the awards shall be subject to the same forfeiture and other restrictions as the underlying award and, if restricted, such distributions shall be held, without interest, until the unit vests or is forfeited with the DER being paid or forfeited at the same time, as the case may be. In addition, the Committee may provide that such distributions be used to acquire additional units for the participant. Such additional units may be subject to such vesting and other terms as the Committee may prescribe.

During the three and nine months ended September 30, 2013, we recognized total equity-based compensation expense of approximately $1.1 million and $3.4 million, respectively related to the unit-based awards ($0.5 million and $1.5 million as cost of sales and $0.6 million and $1.9 million as general and administrative expense).

During the three and nine months ended September 30, 2012, we recognized total equity-based compensation expense of approximately $0.8 million and $1.2 million, respectively related to the unit-based awards ($0.5 million and $0.8 million as cost of sales and $0.3 million and $0.4 million as general and administrative expense).

The following table presents activity related to our Long-Term Incentive Plan awards granted to employees during the nine months ended September 30, 2013:

		Weighted average
	Unit-Based Awards	grant date fair value
Awards outstanding December 31, 2012	845,736	$15.19
Awards granted	—	—
Awards vested	(181,344)	16.60
Awards forfeited	(18,974)	$16.60
Awards outstanding September 30, 2013	645,418	$14.75

  These service-based awards vest ratably over three years.  On May 9, 2013, 181,344 of the unit-based awards vested with a fair value of $2.3 million. The aggregate intrinsic value of outstanding unit-based awards at September 30, 2013, was approximately $7.7 million. At September 30, 2013, total compensation cost related to nonvested employee unit-based awards that had not yet been recognized totaled approximately $7.2 million.  The weighted-average period over which this amount will be recognized is approximately 2.5 years.

Index
  The following table presents activity related to our Long-Term Incentive Plan awards granted to members of our General Partner’s Board of Directors during the nine months ended September 30, 2013:

		Weighted average
	Unit-Based Awards	grant date fair value
Awards outstanding December 31, 2012	16,182	$12.36
Awards granted	23,289	12.88
Awards vested	(16,182)	12.36
Awards forfeited	—	—
Awards outstanding September 30, 2013	23,289	$12.88

  Generally, these awards vest ratably over one year.  During the nine months ended September 30, 2013, 16,182 of the unit-based awards vested with a fair value of $0.2 million. The aggregate intrinsic value of outstanding director unit-based awards at September 30, 2013, was approximately $0.3 million.

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

PetroLogistics Company LLC (“PetroLogistics LLC”) is an affiliate entity. Through December 31, 2011, the senior executives who oversee our operations were employed by PetroLogistics LLC and provided management services to us pursuant to our services agreement with PetroLogistics LLC. The majority of the profits interests (“Profits Interest Units”) that PL Manufacturing issued were to persons employed by PetroLogistics LLC. For accounting purposes, we treated these awards as being made to non-employees through December 31, 2011. As of January 1, 2012, all PetroLogistics LLC employees transferred their employment to the General Partner. As of that date, the underlying grant date fair value of nonvested Profits Interest Units held by the former PetroLogistics LLC employees became fixed due to the change in employment status, and equity-based compensation expense attributed to these Profits Interest Units for the three and nine months ended September 30, 2012, was based on the underlying fair value of the Profits Interest Units as of January 1, 2012.

At the closing of the IPO, remaining unrecognized compensation expense related to the previously nonvested Profits Interest Units was fully recognized in the amount of approximately $43.7 million.

Total recognized equity-based compensation expense related to the Profits Interest Plan during the nine months ended September 30, 2012, was $55.2 million ($0.4 million in cost of sales and $54.8 in general and administrative expense). There was no expense related to the Profits Interest Plan during the three and nine months ended September 30, 2013 or during the three months ended September 30, 2012.

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

Other

During the nine months ended September 30, 2013 and 2012, we utilized the services of a company owned by Lindsay Goldberg in the amounts of approximately $1.7 million and $1.1 million, respectively, in connection with facility maintenance activities which is reported in costs of sales. We utilized their services in the amounts of $0.9 million and $0.4 million for the three month periods ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had deferred $0.5 million of the service costs incurred for work performed related to our planned major maintenance project.

Index
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

The following table presents the concentration of total sales to our largest customers:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
Dow Chemical Company (Dow)	44%	36%	43%	42%
Total Petrochemicals USA, Inc. (Total)	25%	20%	22%	20%
INEOS Olefins and Polymers USA (INEOS)	16%	22%	18%	18%
LyondellBasell Industries N.V. (LyondellBasell)	5%	14%	6%	11%
Others (less than 10% individually)	10%	8%	11%	9%
Total sales	100%	100%	100%	100%

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

Index
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

12. Subsequent Events

On October 21, 2013, our General Partner approved a distribution of 45 cents per common unit to common unitholders of record as of November 4, 2013, which will be paid on November 14, 2013.

Effective November 1, 2013, our propylene supply contract with INEOS was amended. The amendment extends the term of the existing contract to December 31, 2016.

Index
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

Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance, and actual results or developments may differ materially from those projected in the forward-looking statements as a result of various factors, including but not limited to those set forth under “Risk Factors” in our annual report on Form 10-K as filed with the SEC on March 8, 2013. Such factors include, among others:

•	our ability to service our debt or pay cash distributions to our unitholders;
•	the volatile nature of our business;
•	our ability to forecast our future financial condition or results;
•	competition from other propylene producers;
•	our reliance on propane that we purchase from Enterprise Products Operating LLC;
•	our reliance on other third-party suppliers;
•	the supply and price levels of propane and propylene;
•	the risk of a material decline in production at our propane dehydrogenation facility;
•	potential operating hazards from accidents, fire, severe weather, floods or other natural disasters;
•	the risk associated with governmental policies affecting the petrochemical industry;
•	capital expenditures and potential liabilities arising from environmental laws and regulations;
•	our potential inability to obtain or renew permits;
•	existing and proposed environmental laws and regulations, including those relating to climate change, alternative energy or fuel sources, and on the end-use and application of propylene;
•	new regulations concerning the transportation of hazardous chemicals, risks of terrorism and the security of propane processing facilities;
•	our lack of asset diversification;
•	our dependence on a limited number of significant customers;
•	our ability to comply with employee safety laws and regulations;
•	potential disruptions in the global or U.S. capital and credit markets;
•	our potential inability to successfully implement our business strategies;
•	our potential inability to complete our required planned major maintenance projects and other significant capital expenditure projects on time, within budget or both;

Index
•	additional risks, compliance costs and liabilities from expansions or acquisitions;
•	our reliance on certain members of our senior management team and other key personnel of our General Partner;
•	the potential development of integrated propylene facilities by competitors or our current customers, displacing us as suppliers;
•	the potential shortage of skilled labor or loss of key personnel;
•	our ability to secure appropriate and adequate debt facilities at a reasonable cost of capital;
•	restrictions in our debt agreements;
•	the dependence on our subsidiary for cash to meet our debt obligations;
•	our limited operating history;
•	risks relating to our relationships with our sponsors; and
•	changes in our treatment as a partnership for U.S. income or state tax purposes.

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

We currently have multi-year contracts for the sale of our propylene with The Dow Chemical Company (or “Dow”), Total Petrochemicals USA, Inc. (or “Total”), BASF Corporation (or “BASF”) and INEOS Olefins and Polymers USA (or “INEOS”) that expire between 2013 and 2018 and a one-year contract with LyondellBasell Industries N.V. (or “LyondellBasell”) that ends in December 2013.  Effective November 1, 2013, we amended our contract with INEOS to extend the contract to December 31, 2016. Our customer contracts provide for minimum and maximum offtake volumes, with the minimum customer-contracted volumes representing approximately 78% of our current facility capacity and the maximum reflecting approximately 100% of our current facility capacity through the end of 2013.  Each of our customer contracts contain pricing terms based upon market rates.  In addition to our contracted sales, we have and will continue to make additional propylene sales on a spot basis.  We also opportunistically purchase propylene on a spot basis to enable us to maintain adequate inventory.

Propylene comprised approximately 98% of our sales during both the three and nine months ended September 30, 2013. Propylene comprised 96% and 97% of our sales during the same periods in 2012, respectively. In addition to propylene, we also produce commercial quantities of hydrogen and C4 mix/C5+ streams, which do not represent a material part of our production.

Factors Affecting the Comparability of Future Results

Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
We will periodically experience planned and unplanned downtime. Safe and reliable operations at our facility are critical to our performance and financial results. For this reason, we plan for periodic periods of major maintenance. Our first triennial maintenance project, or turnaround, commenced on September 28, 2013, with the most significant activity being the replacement of the reactor catalyst which is required approximately every three years based on estimated catalyst life. The 2013 turnaround lasted approximately 32 days and had a total cost of $46 to $49 million which includes capital costs, deferred costs and repairs and maintenance expense. The scope of the work completed during the turnaround included additional work within the reactors and the completion of other projects that were designed to improve our reliability. For the month of October, we sold approximately 89 million pounds of propylene. See “— Forward Looking Statements — our potential inability to complete our required planned major maintenance projects and other significant capital expenditure projects on time, within budget or both.”

Index
Of the planned major maintenance costs, any costs that meet certain U.S. generally accepted accounting principles (GAAP) criteria will be deferred and amortized using the straight-line method over the period until the next planned major maintenance project, which is approximately every three years.  Additionally, we may undertake capital or other maintenance projects in connection with our planned major maintenance and/or expansion projects.  If we elect to undertake such projects, they will require additional time and expense.

In addition to planned downtime for major maintenance projects, we may experience periods of unplanned downtime. For example, in June 2013, our facility experienced a stress fracture within one of our reactors, resulting in approximately ten days of unplanned downtime. We expect to be able to mitigate the financial and operational impact of future unplanned downtime through a targeted program of routine maintenance and diligent monitoring of our systems.  Downtime, whether planned or unplanned, may result in lost sales and margin, increased capital and maintenance expenditures and working capital changes.

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

•
Our historical results of operations reflect equity-based compensation expense that may not be indicative of future equity-based compensation expense.   As of January 1, 2012, our employees became employees of our General Partner.  Profits interest awards granted to non-employees were subject to periodic fair value adjustments as the awards vested. The changes in fair value were recognized in our statement of comprehensive income (loss) during the period the related services were rendered, resulting in greater volatility of our results of operations.  The profits interest awards outstanding at the time of our IPO became fully vested as of the completion of our IPO, and we recorded equity-based compensation expense of $55.2 million in the nine months ended September 30, 2012. No additional expense related to these awards has been recorded after May 9, 2012, nor will any be recorded in the future.  However, we have made and will continue to make future equity-based compensation awards pursuant to our long-term incentive plan.

•
Our historical results of operations reflect losses on commodity derivative contracts that may not be indicative of future results of operations.   Commencing October 2011 through March 2012, we entered into commodity derivative contracts (the “propane swaps”) with settlement dates in 2012 and 2013. On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. While the Partnership did not ultimately bear the cost of the propane swaps as a result of the omnibus agreement, it remained a party to the propane swaps, and was obligated to make payments to the propane swap counterparties as they came due and to post any collateral as required, under the terms of the propane swaps. As a result, we recorded the fair value of the propane swaps on our balance sheet with the related charge being reflected in our statement of comprehensive income (loss). Volatility in the propane and crude oil commodity markets significantly affected the fair value of our commodity derivative contracts which significantly affected the gains or losses on commodity derivative contracts recognized in our statements of comprehensive income (loss). With the termination of the propane swaps, we will no longer incur such gains or losses in future periods. For the nine months ended September 30, 2013, we generated gains on the propane swaps totaling $1.7 million. We incurred losses on the propane swaps totaling $21.1 million and $163.7 million for the three and nine months ended September 30, 2012.

During the quarter ended September 30, 2013, PL Manufacturing and the PL Manufacturing Members contributed approximately $4.8 million to the Partnership as reimbursement for realized losses on the propane swaps for the three months ended June 30, 2013. The contribution was funded through a reduction in the cash distribution paid to PL Manufacturing and the PL Manufacturing Members in August 2013. We paid a cancellation payment of $34.4 million in May 2013, of which $5.4 million was reimbursed through a reduction in the distribution paid to PL Manufacturing and the PL Manufacturing Members in May 2013 in accordance with the terms of the omnibus agreement. The remaining $29.0 million was settled with cash held as collateral by the propane swap counterparty and was immediately reimbursed by PL Manufacturing and the PL Manufacturing Members. See “—Liquidity and Capital Resources.”

Index
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

Propylene sales constitute substantially all of our sales.  Propylene is a commodity, and its price can be cyclical and highly volatile.  The price of propylene depends on a number of factors, including general economic conditions, cyclical trends in end-user markets and supply and demand balances.  The customers under our propylene sales contracts (Dow, Total, BASF, INEOS and LyondellBasell) each pay market-based prices for propylene, and a significant decrease in propylene prices would have a material adverse effect on revenue generated from these customers.  In addition, a decrease in the price of propylene would result in decreased revenue from any sales of propylene on the spot market. Assuming sales of 1.3 billion pounds, a one cent increase (decrease) in the propane-to-propylene spread results in an increase (decrease) of $13 million in gross margin and approximately $0.09 per unit in distributable cash flow.

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

Customer Sales

Our results are affected by customer demand. When propylene production exceeds customer nominations, we build inventory for future sales or seek opportunities to sell the excess production on the spot market. When customer nominations exceed our propylene production, we may elect to satisfy the shortfall out of inventory or purchase propylene on the spot market. In the event of a shortfall associated with certain downtime, we may elect to declare force majeure.  In certain circumstances, a customer will nominate more than it will actually take in a month.  In those situations, we deliver the excess product into storage, defer the sales recognition until the customer takes actual delivery and recognize an exchange inventory balance with the customer.  We invoice customers for quantities delivered to the customer and for quantities delivered into storage on the customer’s behalf and are paid by the customer based on its actual monthly nominations.  As a result of the foregoing, customer billings in one month may not result in sales until a future month.

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

Index
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

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income (loss)	$55,091	$647	$153,575	$(82,576)
Interest expense	6,368	7,373	19,958	18,989
Loss on extinguishment of debt	—	—	20,446	7,018
Income tax expense	788	221	2,135	269
Depreciation, amortization and accretion	10,573	8,369	30,927	25,208
Equity-based compensation expense	1,127	777	3,376	56,434
Unrealized (gain) loss on derivatives	—	(9,912)	(63,053)	90,670
Realized loss on derivatives (1)	—	31,026	61,353	46,984
Adjusted EBITDA	$73,947	$38,501	$228,717	$162,996

The following table reconciles net cash provided by operations to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net cash provided by operations	$42,024	$12,488	$120,906	$97,053
Changes in current assets and current liabilities	25,430	(11,687)	20,211	1,489
Deferred income tax benefit (expense)	(161)	—	(860)	832
Amortization of deferred financing costs and discount	(502)	(920)	(1,934)	(2,620)
Interest expense	6,368	7,373	19,958	18,989
Income tax expense	788	221	2,135	269
Loss on debt retirement premium	—	—	6,948	—
Realized loss on derivatives (1)	—	31,026	61,353	46,984
Adjusted EBITDA	$73,947	$38,501	$228,717	$162,996

(1) Effective May 9, 2012, pursuant to the omnibus agreement, to the extent that we made payments for realized losses under the propane swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, are responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we made under such propane swaps during the applicable fiscal quarter or that we owe at the end of the quarter. The amount of realized loss on derivatives shown as an adjustment for EBITDA represents the amount received or to be received from PL Manufacturing and the PL Manufacturing Members. During the period from January 1 through September 30, 2012, we made payments of approximately $26.0 million for realized hedge losses which were excluded from the amount of realized losses on derivatives in the reconciliation to Adjusted EBITDA. See discussion of the omnibus agreement in Note 2 to our consolidated financial statements included elsewhere in this report.

Index
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

Index
Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

	Three Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)
	(Amounts in thousands)			%
Sales	$198,391	$156,054	$42,337	27%
Cost of sales	129,872	117,996	11,876	10%
Gross profit	68,519	38,058	30,461	80%
General and administrative expense	6,278	8,732	(2,454)	(28)%
Loss on derivatives, net	—	21,114	(21,114)	(100)%
Operating income	62,241	8,212	54,029	658%
Interest expense, net	(6,364)	(7,344)	(980)	(13)%
Other income	2	-	2	100%
Net income before income tax expense	55,879	868	55,011	6,338%
Income tax expense	(788)	(221)	567	257%
Net income	$55,091	$647	$54,444	8,415%

Sales. Sales increased $42.3 million, or 27%, in the third quarter of 2013 compared to the third quarter of 2012. Higher propylene sales were primarily a result of an increase in the average benchmark polymer grade propylene price from an average of 51.3 cents per pound in the three months ended September 30, 2012, to an average of 68.3 cents per pound in the three months ended September 30, 2013, a 33% increase. This increase in price was partially offset by a decrease in the amount of propylene sold from 318.5 million pounds during the third quarter of 2012 to 301.8 million pounds in the comparable 2013 period. The decrease in sales volume was a result of lower customer nominations in the third quarter of 2013.

Cost of Sales.

	Three Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)
	(Amounts in thousands)			%
Propane	$96,384	$83,539	$12,845	15%
Fuel and utilities	10,452	8,758	1,694	19%
Depreciation, amortization and accretion	10,573	8,369	2,204	26%
Insurance and property taxes	3,385	3,539	(154)	(4)%
Direct operating expenses and other	16,294	16,864	(570)	(3)%
Total production costs	137,088	121,069	16,019	13%
Change in inventory	(7,216)	(3,073)	(4,143)	135%
Cost of sales	$129,872	$117,996	$11,876	10%

   Cost of Sales. Cost of sales was $129.9 million, or approximately 65% of sales for the three months ended September 30, 2013, compared to $118.0 million, or approximately 76% of sales, for the same period during 2012. Total cost of sales increased 10% over the same period in 2012. The primary component of cost of sales is the propane feedstock, which represented approximately 70% and 69% of total production costs for the three months ended September 30, 2013 and 2012, respectively. The majority of the increase in propane expense of $12.8 million for the third quarter of 2013 compared to the third quarter of 2012 resulted from higher propane prices. Propane prices increased from an average of $0.89 per gallon in 2012 to $1.03 per gallon in 2013, a 16% increase. Fuel and utilities expense increased $1.7 million, or 19%, which is due to an increase in our average cost of natural gas in 2013 compared to 2012. For the three months ended September 30, 2013, our average cost of natural gas was $3.68 per MMBtu compared to an average cost of $2.86 per MMBtu in the three months ended September 30, 2012. Depreciation, amortization and accretion expense increased by $2.2 million, or 26% for the three months ended September 30, 2013, due to acceleration of depreciation on certain major pieces of equipment we plan to replace during our planned major maintenance project scheduled for October 2013. The increase in direct operating and other expenses is primarily due to repairs and maintenance activities performed during the plant downtime that occurred during 2013. The change in inventory represents the change in the production value of the product inventory between the beginning and end of the period based on the weighted average cost of production. This amount fluctuates with our average cost of production and the amount of product inventory we carry.

Index
General and Administrative Expense.  General and administrative expense was $6.3 million for the three months ended September 30, 2013, compared to $8.7 million for the three months ended September 30, 2012, a decrease of $2.4 million. The decrease is primarily attributable to the decrease of $4.5 million in development expense related to potential expansion and profit enhancement projects at our facility. Offsetting this decrease was an increase in equity-based compensation expense of $0.4 million, and a $1.7 million increase in other general and administrative expense, primarily in audit, tax and professional services associated with being a publicly traded master limited partnership as well as payroll and benefits associated with a higher headcount.

Loss on Derivatives, net. Commencing October 2011 and through March 2012, we entered into the propane swaps with settlement dates in 2012 and 2013. These propane swaps were terminated in April 2013. We recorded the propane swaps at fair value using observable inputs based on market data obtained from independent sources. Because the propane swaps did not qualify for hedge accounting treatment, the mark-to market adjustments are reported in our statements of comprehensive income (loss). We incurred no gains or losses associated with propane swaps during the three months ended September 30, 2013, as all swap positions were terminated during the second quarter of 2013. The net loss on derivatives of $21.1 million for the three months ended September 30, 2012, is comprised of mark-to market unrealized gains of $9.9 million and realized losses of $31.0 million which are recognized at each monthly settlement date. Pursuant to the omnibus agreement, the realized losses on the propane swaps are borne by PL Manufacturing and the PL Manufacturing Members starting May 9, 2012 and reimbursed to us as a capital contribution.

Interest Expense, Net.  Interest expense of $5.6 million was incurred for the three months ended September 30, 2013, on an average daily debt balance of $365.6 million. For the three months ended September 30, 2012, we incurred $6.2 million in interest expense on an average debt balance of $349.4 million.  Total interest expense for the three months ended September 30, 2013 and 2012, includes $0.5 million and $0.6 million of amortized deferred financing costs, respectively. Also included in interest expense for the third quarter of 2012 is loan discount amortization of $0.3 million. Loan commitment expense for both the three months ended September 30, 2013 and 2012, was $0.2 million.

Income Tax (Expense).  Income tax expense was $0.8 million for the three months ended September 30, 2013, compared to $0.2 million for the three months ended September 30, 2012, resulting from income taxes incurred on gross margin with the State of Texas.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)
	(Amounts in thousands)			%
Sales	$566,479	$584,524	$(18,045)	(3)%
Cost of sales	355,076	408,049	(52,973)	(13)%
Gross profit	211,403	176,475	34,928	20%
General and administrative expense	17,036	68,479	(51,443)	(75)%
Management fee	—	667	(667)	(100)%
(Gain) Loss on derivatives, net	(1,700)	163,684	(165,384)	(101)%
Operating income (loss)	196,067	(56,355)	252,422	448%
Interest expense, net	(19,913)	(18,938)	975	5%
Loss on extinguishment of debt	(20,446)	(7,018)	13,428	191%
Other income	2	4	(2)	(50)%
Net income (loss) before income tax expense	155,710	(82,307)	238,017	289%
Income tax expense	(2,135)	(269)	1,866	694%
Net income (loss)	$153,575	$(82,576)	$236,151	286%

  Sales.  Sales decreased $18.0 million or 3% in the nine months ended September 30, 2013, compared to of the same period in 2012. A reduction in propylene sales accounted for $14.8 million or 82% of the decreased sales. Lower propylene sales were primarily a result of a 10% reduction in propylene production volume from 967.1 million pounds of propylene in the nine months ended September 30, 2012 to 866.6 million pounds during the same period of 2013. The lower production volume led to fewer pounds of propylene available for sale in 2013 compared to 2012. This decrease in production volume was driven by unplanned downtime at the facility during the nine months ended September 30, 2013. Partially offsetting the decrease in propylene sales due to lower production volume was an increase in the average benchmark polymer grade propylene price of 7.0 cents per pound from an average of 61.9 cents per pound for the nine months ended September 30, 2012, to an average of 68.9 cents per pound for the nine months ended September 30, 2013. In addition to the decrease in propylene sales, by-product sales decreased $3.3 million in the nine months ended September 30, 2013, compared to the comparable period of 2012 as a direct result of the lower propylene production volume.

Index
Cost of Sales.

	Nine Months Ended September 30,
	2013	2012	Increase/(Decrease)
	(Unaudited)
	(Amounts in thousands)			%
Propane	$244,845	$300,025	$(55,180)	(18)%
Fuel and utilities	30,329	24,009	6,320	26%
Depreciation, amortization and accretion	30,927	25,208	5,719	23%
Insurance and property taxes	12,169	11,144	1,025	9%
Direct operating expenses and other	43,770	45,385	(1,615)	(4)%
Total production costs	362,040	405,771	(43,731)	(11)%
Change in inventory	(6,964)	2,278	(9,242)	(406)%
Cost of sales	$355,076	$408,049	$(52,973)	(13)%

   Cost of Sales. Cost of sales was $355.1 million or 63% of sales for the nine months ended September 30, 2013, compared to $408.0 million, or approximately 70% of sales, for the nine months ended September 30, 2012. The primary component of cost of sales is the propane feedstock, which represented 68% and 74% of total production costs for the nine months ended September 30, 2013 and 2012, respectively. The decrease in propane expense in 2013 from the nine months ended September 30, 2012, is partially due to the 10% reduction in propylene production volumes in 2013. Also contributing to the decrease in propane expense was a lower average propane price of $0.94 per gallon in 2013 compared to $1.04 per gallon in 2012, a decrease of 10%. Despite the lower propylene production for the year to date 2013 compared to 2012, fuel and utilities expense increased $6.3 million or 26%. This increase is due to an increase in our average cost of natural gas in 2013 compared to 2012. For the nine months ended September 30, 2013, our average cost of natural gas was $3.68 per MMBtu compared to an average cost of $2.56 per MMBtu in the nine months ended September 30, 2012. Depreciation, amortization and accretion expense was $30.9 million for the nine months ended September 30, 2013, compared to $25.2 million for the nine months ended September 30, 2012, an increase of $5.7 million. The increase is attributable to the acceleration of depreciation on some major pieces of equipment we plan to replace during our planned major maintenance project scheduled for October 2013. The change in inventory represents the change in the production value of the product inventory between the beginning and end of the period based on the weighted average cost of production. This amount fluctuates with our average cost of production and the amount of product inventory we carry.

During the nine months ended September 30, 2013, we recognized a gain of approximately $3.9 million for insurance recoveries for losses incurred in 2011 related to our gas turbines and 2012 related to a compressor. All of the insurance proceeds from the initial claims have been collected as of September 30, 2013. We have reported the gain from the insurance recoveries against cost of sales for the nine months ended September 30, 2013, as the losses for repairs on the equipment were originally recorded as cost of sales. Cost of sales for the nine months ended September 30, 2013, before the insurance recoveries totaled $359.0 million.

General and Administrative Expense. General and administrative expense was $17.0 million for the nine months ended September 30, 2013, compared to $68.5 million for the nine months ended September 30, 2012, a decrease of $51.5 million. The decrease is attributable to a decrease of $53.3 million in equity based compensation expense from $55.2 million for the nine months ended 2012 to $1.9 million for the same period in 2013. In addition, development expense decreased $3.3 million between the comparative periods. These decreases were offset by an increase of $4.8 million increase in other general and administrative expense associated with being a publicly traded master limited partnership. See “Factors Affecting the Comparability of Future Results—We are incurring additional general and administrative expenses as a publicly traded partnership.”

(Gain )Loss on Derivatives. The net gain on derivatives of $1.7 million for the nine months ended September 30, 2013, is comprised of mark-to market unrealized gains of $63.1 million and realized losses of $61.4 million which are recognized at each monthly settlement date. The realized losses incurred during the period consist of $27.0 million for the recurring monthly settlement of the propane swap positions and $34.4 million for the termination of the remaining propane swaps. The net loss on derivatives of $163.7 million for the nine months ended September 30, 2012, is comprised of mark-to market unrealized losses of $90.7 million and realized losses of $73.0 million. Pursuant to the omnibus agreement, effective May 9, 2012, the realized losses on the propane swaps are borne by PL Manufacturing and the PL Manufacturing Members and reimbursed to us as a capital contribution. The propane swap arrangement was terminated on April 19, 2013.

Interest Expense, Net. We incurred interest expense on borrowings of $17.4 million for the nine months ended September 30, 2013, on an average daily debt balance of $359.9 million and $15.5 million on an average daily balance of $285.5 million for the nine months ended September 30, 2012, an increase of $1.9 million. Interest expense for the nine months ended September 30, 2013 and 2012 also includes $1.6 million and $1.9 million, respectively, of deferred financing cost amortization as well as loan discount amortization of $0.3 million and $0.7 million, respectively. Loan commitment expense for the nine months ended September 30, 2013 and 2012, was $0.6 million and $0.9 million respectively.

Index
Loss on Early Extinguishment of Debt. We recognized a loss on extinguishment of debt of $20.4 million for the nine months ended September 30, 2013, related to the refinancing of our 2012 credit facilities and $7.0 million during the same period in 2012, related to the termination and pay-off of our prior credit facility. The loss on extinguishment in 2013 resulted from the write-off of approximately $7.7 million of amortized deferred financing costs associated with the 2012 credit facilities, the write-off of $5.8 million of unamortized original issue discount associated with the 2012 credit facilities, and the payment of a $6.9 million call premium for the prepayment of the term loan. See discussion under “Liquidity and Capital Resources.”

Income Tax Expense. Income tax expense, resulting from income taxes incurred on gross margin with the State of Texas, was $2.1 million for the nine months ended September 30, 2013, compared to $0.3 million for the same period in 2012.

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. GAAP requires that management make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. The following critical accounting policy relates to the accounting for our planned major maintenance projects, sometimes referred to as turnarounds.

Deferred Major Maintenance Costs

Planned major maintenance projects, also referred to as turnarounds, are periodically performed to ensure the long-term reliability and safety of integrated plant machinery at our continuous process production facility. During the planned major maintenance project the primary activity is the replacement of the reactor catalyst as well as other major maintenance activities, some of which extend the useful life of plant machinery or increase output and/or efficiency of the facility. Our planned major maintenance project occurs approximately every three years and requires a multi-week shutdown of plant operations. We follow the deferral method of accounting for turnaround costs; and thus, such costs are capitalized and amortized over the period benefited, which is generally the three-year period until the next turnaround. Deferred major maintenance costs are reported under Property, plant and equipment, net, in the Consolidated balance sheet at September 30, 2013. We expense repair and maintenance activities in the period performed.

We classify deferred major maintenance costs as an investing activity under the caption “Capital expenditures and deferred major maintenance costs” in the Statement of Cash Flows, since this cash outflow relates to expenditures related to long-lived productive assets. Repair, maintenance and related labor costs are expensed as incurred and are included in operating cash flows.

Liquidity and Capital Resources

Our principal source of liquidity is cash flows from operations. Our principal uses of cash are operations, distributions, maintenance capital expenditures and funding our debt service obligations. We believe that our cash from operations will be adequate to satisfy commercial commitments for the next twelve months and that the borrowings under our revolving credit facility will be adequate to fund our planned capital expenditures and working capital needs.

Our ability to make payments on our indebtedness, to make distributions, to fund planned capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to the prevailing propane-to-propylene spread, propylene demand, propane supply levels, natural gas prices and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations, and future borrowings may not be available to us under our 2013 credit facilities in amounts sufficient to enable us to make quarterly distributions, finance necessary capital expenditures, service our indebtedness or fund our other liquidity needs. We may seek to sell assets or issue additional debt securities or additional equity securities to fund our liquidity needs but may not be able to do so. We may also need to refinance all or a portion of our indebtedness on or before maturity as we did in March 2013. However, we may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Capital Spending

During the nine months ended September 30, 2013, we incurred capital expenditures of $39.1 million consisting of catalyst for the turnaround, a fifth gas turbine, costs related to a regeneration air heater scheduled to be replaced during the turnaround, replacement of major valve equipment and other capital costs related to the turnaround.

  During the nine months ended September 30, 2012, we incurred capital expenditures of $16.2 million, which includes approximately $5.1 million of progress payments towards the purchase of the reactor catalyst and related materials in preparation for the 2013 turnaround, and $11.1 million for other capital projects.

Our total 2013 capital spending, including planned major maintenance costs, will be approximately $60.0 million which will be funded through cash reserves on hand and amounts withheld from distributions.

Our estimated capital expenditures and planned major maintenance costs are subject to change due to unforeseen circumstances and unanticipated increases in the cost, scope and completion time.  For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects.

Index
Other capital expenditures (including acquisitions and plant expansion capital expenditures), may be funded using cash flow from operations or, if significant, will be funded by issuances of debt or equity.  In addition to the capital costs associated with planned major maintenance or expansion projects at our facility, our production will be reduced during any period in which our facility is not operating.  Our board of directors may elect to reserve amounts in the period(s) preceding such project(s) to fund the estimated capital costs, operating expenses and distributions for the lost margin associated with the loss of production during the period in which the project(s) are expected to occur.  The actual costs and lost margin associated with such project(s) may, however, differ from the estimated amounts reserved.

Omnibus Agreement

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

   Under the omnibus agreement and the pledge agreement any amounts that we were required to pay under the propane swaps were contributed back to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members. During the nine months ended September 30, 2013, PL Manufacturing and the PL Manufacturing Members contributed approximately $58.8 million to the Partnership as reimbursement for realized losses on the propane swaps. The contributions were made in the form of reductions in the cash distributions payable to them.

  While we did not bear any of the costs nor receive any of the benefits of the propane swaps, we remained a party to the propane swaps, and were obligated to make payments to the propane swap counterparty as they came due and to post any collateral as required under the terms of the propane swap agreement. To the extent that we made payments for realized losses under the propane swaps, PL Manufacturing and the PL Manufacturing Members were responsible for making quarterly capital contributions in an amount equal to the net amount paid to the propane swap counterparty for the applicable fiscal quarter.

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

   PL Manufacturing and the PL Manufacturing Members funded their final payment obligation of $4.8 million through the quarterly distribution paid in August 2013 on common units that they own at which time, the omnibus agreement terminated in accordance with its terms.

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

2013 Credit Facilities and Debt Refinancing

On March 28, 2013, we and our wholly-owned finance subsidiary, PetroLogistics Finance Corp., co-issued jointly and severally $365.0 million of senior unsecured notes due 2020 (the “senior notes”), and we amended and extended our revolving credit facility (together with the senior notes, the “2013 credit facilities”) from $120 million to $170 million with Morgan Stanley Senior Funding, Inc. (the “Agent”), and the lender parties thereto. We used the net proceeds from the issuance of the senior notes, after underwriting fees of $7.3 million, to (1) repay all borrowings outstanding under our term loan facility in the amount of approximately $347.4 million, (2) pay approximately $6.9 million for the call premium and costs associated with the cancellation of our term loan facility and (3) pay $3.0 million in commitment fees and approximately $0.4 million in transaction fees. In addition, we paid approximately $1.3 million in third party transaction costs from cash on hand. The senior notes were issued at the par value of $365 million, and are reported as long-term debt in our consolidated balance sheet at September 30, 2013.

The 2013 credit facilities contain certain restrictive financial covenants including limitations on our ability to incur additional debt and the requirement under the terms of our revolver to maintain a total senior secured leverage ratio, as defined, no greater than 2.0 to 1.0, but only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2013, the aggregate amounts outstanding under the revolving credit facility exceeds $120 million. At September 30, 2013, there were no outstanding borrowings under the revolving credit facility.

Index
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

Guarantees.  The senior notes rank equally in right of payment with all of our existing and future senior indebtedness.  The notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary PL Propylene.  The full and unconditional guarantee ranks equally with all of the existing and future senior indebtedness of our guarantor subsidiaries.  PL Propylene and PetroLogistics Finance Corp. are our only subsidiaries. We have no independent assets or operations, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.  The senior notes and the guarantee are effectively subordinated to all of our and our guarantor subsidiaries’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.  In addition, the senior notes are structurally subordinated to all future indebtedness and other liabilities of any of our subsidiaries that are not issuers or guarantors of the senior notes.

In connection with this refinancing, we wrote off approximately $20.4 million of unamortized deferred financing costs, unamortized issue discount, and retirement premium associated with the prior credit facility. The write-off of these costs is reflected as a loss on extinguishment of debt in our consolidated statement of comprehensive income (loss) for the nine month period ended September 30, 2013. At September 30, 2013, we had $170.0 million available under the new revolving credit facility. PetroLogistics LP has no independent assets or operations.  There are no significant restrictions on the ability of PetroLogistics LP or any guarantor to obtain funds from its consolidated subsidiaries.

 Cash Flows

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013, was $120.9 million. This positive cash flow from operating activities resulted from net income of $153.6 million which includes certain non-cash items for unrealized gains on derivatives, equity-based compensation, depreciation, amortization and accretion, amortization of deferred financing costs, loss on extinguishment of debt and deferred income taxes all of which result in a net reduction in cash flows of $12.5 million. Cash flows from operations was decreased by a $20.2 million net increase in working capital driven primarily by a $9.8 million increase in accounts receivable, a $40.1 million increase in inventory primarily for propylene stored in advance of our 2013 turnaround, offset by a $29.8 million decrease in prepaid expenses and other current assets mainly due to the return of cash held in collateral by the propane swaps counterparty following the termination of the propane swaps.

  Net cash provided by operating activities for the nine months ended September 30, 2012, was $97.1 million. This positive cash flow from operating activities resulted from net income of $8.1 million prior to unrealized losses on the propane swaps totaling $90.7 million. Reported net loss also reflects certain non-cash charges for equity-based compensation, depreciation, amortization and accretion, amortization of deferred financing costs, loss on early extinguishment of debt and deferred income taxes totaling $90.4 million. Cash flows from operations was reduced $40.0 million with our posting of cash collateral for the propane swaps, which is reported as a current asset in our December 31, 2012, consolidated balance sheet, and increased $3.7 million from a net decrease in working capital, excluding the cash collateral. In addition to the decrease in working capital, restricted cash decreased by $34.9 million, adding to operating cash as restrictions on our cash balances were lifted in connection with the refinancing of our prior credit facility.

Investing Activities

  Net cash used in investing activities for the nine months ended September 30, 2013 and 2012, was $39.1 million and $25.6 million, respectively, related to capital expenditures and planned major maintenance for our facility and the purchase of additional air permits for $9.3 million in 2012.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2013, was $76.0 million. Our cash flows used in financing activities resulted from net cash distributions totaling $81.6 million offset by net borrowings of approximately $6.8 million. Additionally, we had cash outflows for deferred financing costs of $1.2 million related to the 2013 credit facilities.

Index
   Net cash used in financing activities for the nine months ended September 30, 2012, was $52.8 million. Our cash flows used in financing activities were primarily due to the full repayment of $145.1 million on our former debt facility, distributions to our Sponsor totaling $250.0 million and cash distributions totaling $20.3 million. We also received $343.0 million in proceeds from the debt refinancing during the nine months ended September 30, 2012. Concurrent with the refinancing, we were able to release a debt service reserve of $10.9 million that had been set aside under the terms of the former credit facility. During the period from the date of the refinancing to September 30, 2012, we borrowed and repaid $ 21.7 million under the revolving credit facility and repaid principal of $1.8 million on the term loan facility. We also received proceeds of approximately $24.0 million from the initial public offering.  Additionally, we incurred deferred financing costs of $13.5 million related to the refinancing of our debt and the initial public offering.

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

Upon the closing of the IPO, we entered into the omnibus agreement and the pledge agreement, pursuant to which the PL Manufacturing Members, through our General Partner, assumed all of our benefits and obligations under the propane swaps. Under the omnibus agreement and the pledge agreement, any amounts received by us under the propane swaps were to be distributed, through our General Partner, to the PL Manufacturing Members, and any amounts that we were required to pay under the propane swaps were contributed back to us as a capital contribution by the PL Manufacturing Members. On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013.  While we did not receive any of the benefits of the propane swaps, we remained a party to the propane swaps, and were obligated to make payments to the propane swap counterparties as they came due. During the nine months ended September 30, 2013, we received capital contributions from PL Manufacturing and the PL Manufacturing Members of $58.8 million for realized losses incurred on the propane swaps which were funded through reductions in the distributions we paid to PL Manufacturing and the PL Manufacturing Members on the common units they own.

We were reimbursed in August 2013 for the final settlement payment of $4.8 million that we made to the hedge counterparty and will incur no additional gains or losses related to the propane swaps.

In the future, management may elect to use derivative commodity instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with certain of our operating activities.

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

Index
Our Principal Executive Officers, David Lumpkins and Nathan Ticatch, and our Principal Financial Officer, Sharon Spurlin, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarterly period ended September 30, 2013 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to our management, including the Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Effective April 1, 2013, we implemented new accounting, project control and maintenance information systems. We believe the new information systems enhance our internal controls over financial reporting. There has not been any change in our internal control over financial reporting during our quarterly period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index
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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETROLOGISTICS LP
(Registrant)

	By:	PetroLogistics GP LLC, its General Partner

November 14, 2013	By:	/s/ David Lumpkins
David Lumpkins
Executive Chairman
(Principal Executive Officer)

	By:	/s/ Nathan Ticatch
Nathan Ticatch
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Sharon Spurlin
Sharon Spurlin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)