Form 10-K
period 2013-12-31
PetroLogistics LP
filed 2014-03-07
CIK 1523733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

The aggregate market value of the voting common units held by non-affiliates of the registrant as of June 28, 2013, on the last business day of the registrant’s most recently completed second fiscal quarter, was $465,507,000 (based on the closing price of the common units).

There were 139,212,737 common units outstanding as of March 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the year ended December 31, 2013 contains forward-looking statements.  Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance.  These statements involve known and unknown risks, uncertainties and other factors, including the factors described under Item 1A under the caption “Risk Factors,” that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements.
ii

You should not place undue reliance on our forward-looking statements.  Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements made herein are made only as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statement after the date they are made, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.
iii

PART I

Item 1.	Business.

Unless the context otherwise requires, references in this report to “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms used for periods after the closing of our initial public offering (the “IPO”) on May 9, 2012, refer to PetroLogistics LP.  References in this report to the “predecessor,” “we,” “our,” “us” or like terms, when used for periods prior to the closing of our IPO, refer to PL Propylene LLC, our predecessor for accounting purposes. References in this report to “our sponsors” refer to Lindsay Goldberg LLC (or “Lindsay Goldberg”) and York Capital Management (or “York Capital”), which collectively and indirectly own 84% of PetroLogistics GP (our “General Partner”) and own approximately 63% of our common units.

Organizational Structure

The following chart provides a simplified  overview of our organizational structure.

Lindsay Goldberg
Officers and Directors
York Capital
Membership interest
Membership interest
Membership interest
PL Manufacturing LLC
100%
Propylene Holdings LLC
100%
PetroLogistics GP LLC
(the General Partner)
12.5%
LP interest
11.4%
LP interest
Public Unitholders
50.1%
LP interest
Non-economic GP interest
26.0%
LP interest
PetroLogistics LP
(the Partnership)
100%
100%
PetroLogistics Finance Corp.
(non-operating entity)
PL Propylene LLC
PDH Facility

Our Business

We currently own and operate the only U.S. propane dehydrogenation (or “PDH”) facility (or “our facility”) producing propylene from propane.  Propylene is one of the basic building blocks for petrochemicals and is utilized in the production of a variety of end uses including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products.  We are the only independent, dedicated “on-purpose” propylene producer in North America.  We are strategically located in the vicinity of the Houston Ship Channel which is situated within the largest propylene consumption region in North America. We also have access to the leading global fractionation and storage hub for propane located at Mt. Belvieu, Texas. Our location provides us with excellent access and connectivity to both customers and feedstock suppliers.

We currently have multi-year contracts for the sale of our propylene with The Dow Chemical Company (“Dow”), Total Petrochemicals & Refining USA, Inc. (“Total”), BASF Corporation (“BASF”) and INEOS Olefins and Polymers USA (“INEOS”) that expire between 2016 and 2018 and a one-year contract with LyondellBasell Industries N.V. (“LyondellBasell”) that ends in December 2014.  Our customer contracts provide for minimum and maximum offtake volumes, with the minimum customer-contracted volumes representing approximately 75% of our current facility capacity and the maximum reflecting approximately 96% of our current facility capacity.  Each of our customer contracts contain pricing terms based upon market rates.  In addition to our contracted sales, we have made and will continue to make additional propylene sales on a spot basis.  Also, if necessary, we may purchase propylene in order to meet short-term customer obligations.

Propylene comprised 98% and 97% of our sales in 2013 and 2012, respectively. In addition to propylene, we also produce commercial quantities of hydrogen and C4 mix/C5+ streams.

Our Products and Customers

We derive our sales from three different sources: propylene, hydrogen, and C4 mix/C5+ streams. In general, we deliver our propylene to our customers by pipeline on a continuous basis and ratably throughout the month. We may elect to store product to help ensure that a constant supply of propylene is available to our customers in the event of a temporary outage.  For more information relating to the sales, assets, profits and losses of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Item 8. Financial Statements and Supplementary Data.”

Contracted Propylene Sales

Since commencing operations, we have been party to long-term propylene sales contracts with Dow, Total and INEOS. After optimizing our facility, with a resulting increase in stated capacity, we added LyondellBasell and BASF as contract customers. Each contract details both minimum and maximum offtake volumes as well as pricing terms.  As is customary in the propylene industry, our customer contracts are based on market prices.  Consistent with industry practice for such contracts, our pricing terms with these customers reflect a specified discount to the monthly benchmark propylene price published by IHS Inc. (or “IHS”), formerly Chemical Market Associates, Inc. For the year ended December 31, 2013, Dow, Total, INEOS, BASF and LyondellBasell accounted for 44%, 21%, 18%, 9% and 6% of our total sales, respectively.

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

The following table illustrates certain information regarding our propylene contracts with Dow, Total, INEOS, BASF and LyondellBasell (in millions of pounds):

Company	Connections	Max	Min	Contract Term Ends
Contracts:
Dow	Direct	690	510	12/31/2018
Total	Direct	300	240	12/31/2017
INEOS	Shell	288	228	12/31/2016
BASF	Shell	60	48	12/31/2016
LyondellBasell	Direct	60	60	12/31/2014
Total		1,398	1,086
% of our capacity		96%	75%

Spot-Market Propylene Sales

Through our integrated pipeline system, we are also able to access other consumers of propylene which we are able to supply on a spot basis with any excess production. We are connected to major propylene consumers with the necessary logistics already in place.  In 2013, we limited our spot sales activity in order to build inventory in anticipation of our first triennial maintenance project, or turnaround, which commenced on September 28, 2013, and was completed on October 30, 2013.

Hydrogen Gas Sales

As part of the PDH process, we produce commercially saleable quantities of hydrogen.  Hydrogen is primarily consumed in numerous refinery processes, including fuel desulphurization.  We are party to a ten-year contract for the sale of our hydrogen production.  Any volumes we do not sell are consumed in our fuel system, reducing our requirement to purchase natural gas.

An additional benefit of our hydrogen production is that it provides a natural hedge against natural gas prices because hydrogen prices are indexed to natural gas.  While an increase in natural gas prices would increase our operating costs (since we consume natural gas as a fuel), such increase would be partially offset by the higher prices we would earn through our hydrogen sales.

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

Our Business Strategy

Our objective is to maximize our quarterly cash distributions to our unitholders by executing the following strategies:

•	Focus on Operational Excellence, Reliable Production, Safety, and Training. Operational excellence, reliability and safety are our core values. One of the key factors driving our selection of the CATOFIN technology was its reliability. See “Our PDH Technology” below. We also assembled our key management team with an intentional focus on the complement of skills and experience necessary to deliver consistent and efficient operational results.

•	Continual Optimization of Our Facility. Our management team and engineering staff are continually working to further optimize and improve the operating performance of our facility. One major focus is to identify cost-efficient methods to increase propylene output beyond current production levels. We have initiatives underway to optimize propylene yield, energy efficiency and general plant operations.

•	Pursue Growth Opportunities. We intend to opportunistically pursue expansion and other growth opportunities. In addition, we continue to evaluate and pursue acquisition and organic development opportunities complementary to our operating platform.

•	Actively Manage Customer Portfolio. We believe that our current propylene customer portfolio represents an attractive composition of customers that serve diverse end-use markets and that are prominent industry members. We also have well-established relationships with other consumers of propylene developed through active cultivation and regular interaction. During 2013 we completed negotiations with Total, INEOS, BASF and LyondellBasell to extend the terms of their respective contracts with us. We continue to build on our existing relationships with the expectation of continued renewals when contracts expire. We also cultivate additional potential customers to add to our portfolio if existing contracts roll off or our facility’s capacity is expanded.

•	Distribute All of the Available Cash We Generate Each Quarter. The board of directors of our General Partner has adopted a policy under which we will distribute all of the available cash we generate each quarter, as described in “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Our Cash Distribution Policy.”

Our History

We are a Delaware limited partnership that was formed in June 2011.

We purchased a former olefins manufacturing facility from ExxonMobil Corporation (or “ExxonMobil”) in March 2008, and that facility was used as the platform for the construction of our propane dehydrogenation propylene production facility.  Initial production at our facility commenced in October 2010. After an approximately year-long start-up and plant optimization phase, our facility demonstrated production rates at our current stated capacity (approximately 20% above our original nameplate capacity) beginning in December 2011.

On May 9, 2012, we completed our IPO. Our common units are traded on the New York Stock Exchange (or “NYSE”) under the symbol “PDH”.  Pursuant to a Registration Statement on Form S-1, as amended through the date of its effectiveness, we sold 1,500,000 common units, and Propylene Holdings LLC (or "Propylene Holdings") sold 33,500,000 common units. We received net proceeds of approximately $24.0 million from our sale of the common units, after deducting underwriting discounts.

Our Sponsors

Lindsay Goldberg is a private equity investment firm with approximately $8.3 billion of capital under management that focuses on partnering with entrepreneurial management teams and closely held and family-owned businesses.  The firm typically invests in companies in North America and Western Europe in the manufacturing, energy, financial and business services industries.  Lindsay Goldberg has an investment structure that permits ownership for up to 20 years and has had a close relationship with our management since 2000.

York Capital is an event-driven global investment firm with approximately $19 billion of capital under management.  The firm focuses on a variety of strategies, including private equity investing.  Established in 1991, York Capital has offices in New York, Washington DC, London and Hong Kong.

Lindsay Goldberg and York Capital have been instrumental in our management team’s effort to implement the optimal operating and financial platform for the Partnership.  Lindsay Goldberg and York Capital indirectly own 67% and 17% interests in our General Partner and 69,690,798 and 17,422,701 common units, respectively.

Our Facility

Our state-of-the-art facility is strategically located in the vicinity of the Houston Ship Channel on a site that was formerly the site of an ExxonMobil ethylene cracker.  We believe the former ExxonMobil site is ideally suited for our facility based on its location, infrastructure, utilities, permits, logistics and certain operating units that we were able to utilize in the PDH process.  As part of our purchase of the site, we acquired all major environmental and regulatory permits, and we were able to take advantage of these permits through amendments to reflect the specifications of the PDH process.  Our facility had an original  annual production capacity of 1.2 billion pounds of propylene. However, based on plant optimization and operating improvements our facility currently has an annual production capacity of approximately 1.4 billion pounds. In 2013, we produced 1.1 billion pounds of propylene.  Production at our facility was reduced in 2013 as we completed our first triennial plant turnaround in October 2013. During the turnaround, we shut down the facility for 32 days to replace the reactor catalyst and perform other major maintenance activities designed to help ensure the long-term reliability and safety of integrated plant machinery.

Our facility is situated within the largest propylene consumption region in North America. We also have access through third parties to the leading global fractionation and storage hub for propane, our feedstock, located at Mt. Belvieu, Texas, which is approximately 30 miles from our facility.

Our customer contracts provide for potential maximum annual offtake volumes of approximately 1.4 billion pounds of propylene, approximately 96% of our facility's maximum annual production capacity. We believe that our facility has adequate capabilities to provide our customers with their contracted volumes of propylene. In the event that production at our facility is curtailed for any reason (including because of mechanical failure) and we elect not to declare force majeure, we believe that we will be able to satisfy our obligations under our customer contracts through our inventory and spot-market purchases of propylene.

The following is an illustration of the extensive pipeline system either connected to or located within the vicinity of our facility which makes our location well-suited for the business of propylene production, followed by a table indicating pipeline system ownership:

Pipeline	Ownership
Propane	Enterprise
Propane (currently not connected)	Lone Star (ETP)
PGP	PetroLogistics
CGP	PetroLogistics
C4 Mix Stream (inactive)	PetroLogistics
C5+ Stream	PetroLogistics
Coker Gas (unutilized)	LyondellBasell
FCC Gas (unutilized)	Valero
Hydrogen Delivery	Praxair
Nitrogen Delivery	Praxair
Natural Gas	Kinder Morgan

Our PDH Technology

Propane dehydrogenation is a straightforward chemical process that produces propylene by removing two atoms of hydrogen (H2) from one molecule of propane (C3 H8 ) to produce one molecule of propylene (C3 H6 ).  The technology that is used is the CATOFIN process, which is licensed to us by CB&I Lummus on a non-exclusive and perpetual basis.  We selected this technology because of its straightforward design, its record of high reliability and expected low operating costs.  Further, our team developed and implemented a variety of energy cost-saving processes which improved upon the typical CATOFIN design, certain of which processes are the subject of a currently pending patent application.  Our license with CB&I Lummus requires us to make additional payments if our annual production exceeds the amount set forth in our license.  In 2012 we made a one-time payment to CB&I Lummus to cover actual increases in our production in excess of the original design basis and to allow for certain additional production increases.  To the extent we further increase our operational capacity at the facility beyond the new designated level, we are responsible for additional one-time payments to CB&I Lummus for each metric ton of additional capacity above the new designated level.

Propane dehydrogenation via the CATOFIN process consists of two general phases: the dehydrogenation phase and the purification phase.  In the dehydrogenation phase, the propane feedstock is passed under a vacuum over a chromium–based catalyst contained in fixed bed reactors.  Prior to the propane reaching the reactors the catalyst beds are heated to a high temperature with heated compressed air.  After the dehydrogenation phase, the resulting propane/propylene mixed effluent is sent to the purification section of our facility where it is separated into polymer grade and chemical grade propylene, C4mix/C5+ streams, hydrogen and also a stream of propane that was not dehydrogenated in each pass over the catalyst beds.   The undehydrogenated propane stream is then recycled back to the reactor section.  The purification section of our facility utilizes a series of distillation towers, refrigeration units and other apparatus common to many olefins plants. Using our propane dehydrogenation process, approximately 1.2 pounds of propane is required to produce one pound of propylene. This ratio is referred to as the monomer factor.

The CATOFIN propane dehydrogenation process is illustrated below:

Process Flow Diagram

Although our facility relies on the typical CATOFIN process design, we also implemented a number of process innovations that reduce our energy costs. Certain of these process innovations are subject to a pending patent application.  For example, the facility produces regeneration air (the hot air utilized to heat the catalyst beds in the reactors) using gas turbines instead of the typical compressor/heater configuration.  Also, the hydrogen by-product is captured and purified by a pressure swing absorption unit and then sold to a third party rather than being merely sent to the fuel system in its unpurified form.

During the October 2013 turnaround, in addition to unloading and reloading six million pounds of catalyst, we also upgraded major systems such as the waste heat boiler and the regeneration air heater.  We upgraded our emergency shut-off systems for three of our large compressors and reconfigured the air diffusers inside each reactor.  We also performed significant maintenance including inspecting and rebuilding reactor valves, cleaning heat exchangers, and repairing expansion joints.  Some of the preventative maintenance included upgrades to our electrical distribution system, upgrades to our facility's distributed control system and upgrades to our steam system.

Feedstock Supply

Propane is our sole feedstock.  Propane is produced by extraction and separation from natural gas production streams via gas processing facilities and fractionation.  It is also produced as a by-product of refineries.  Our propane is currently provided to us by Enterprise Products Operating LLC (together with its affiliates, “Enterprise”) under a multi-year contract with market-based pricing consistent with industry practice.  Under the propane supply contract, we pay a market price based on the published monthly average price for propane.  The initial term of the propane supply contract is for a period of five years (expiring September 30, 2015).  Enterprise delivers the propane we purchase to our facility through a connection to Enterprise’s propane pipeline system.

We believe that our supply strategy meets our ongoing feedstock requirements.  However, if we choose not to or are unable to renew our Enterprise contract, we believe that, given our location, alternative propane supplies will be available from other suppliers in order to meet our production requirements.

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

Environmental laws and regulations change regularly and any changes that result in more stringent requirements may cause us to make capital expenditures and could affect our operations and financial position adversely.  While we believe that we are in substantial compliance with currently applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us or our business, there is no assurance that this trend will continue in the future.  Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties and the imposition of injunctive relief.

Our operations are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers.  In addition, the OSHA hazard communication standard requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local government authorities and local residents.  Failure to comply with OSHA requirements, including general industry standards, recordkeeping requirements and monitoring of occupational exposure to regulated substances could reduce our ability to make distributions to our unitholders if we are subjected to fines or significant compliance costs.

Federal Clean Air Act

The federal Clean Air Act (“CAA”) and its implementing regulations as well as the corresponding state laws and regulations that regulate emissions of pollutants into the air affect our operations both directly and indirectly.  We are required to comply with federal and state air permitting regulations or emissions control requirements relating to specific air pollutants.  Some or all of the standards promulgated pursuant to the federal CAA, or any future standards which may be promulgated, may require the installation of controls or changes to our operations.  If new controls or changes to operations are needed, then the costs could be material.

The federal CAA requires us, in certain situations, to obtain various construction and operating permits and to incur capital expenditures to install certain air pollution control devices at our PDH facility.  Some of the applicable programs are the various general and specific source standards under the National Emission Standard for Hazardous Air Pollutants, New Source Performance Standards (“NSPS”), and New Source Review.  Some of these programs are implemented by the Texas Commission on Environmental Quality (“TCEQ”) with oversight by the Environmental Protection Agency (“EPA”).  We may incur substantial capital expenditures to maintain compliance with these and other air emission regulations. In addition, the EPA has objected to the issuance of air permits on various grounds, creating uncertainty about the authority of TCEQ to issue permits for air emissions, which could have a material adverse effect on our operations in the event that the EPA were to object to a permit issued by TCEQ for our operations.

In addition, the EPA adopted rules to require the development of a Risk Management Plan to prevent the accidental release of hazardous substances that could harm public health or the environment.

The TCEQ has finalized rules in connection with CAA Section 185 fee regulations. The fees are expected to be imposed on businesses starting in 2014. We believe, however, that such fees and our other state and federal air emission obligations under the CAA and similar statutes will not have a material adverse effect on our operations, and the requirements are not expected to be any more burdensome to us than any other similarly situated company.

Climate Change

Responding to certain scientific studies suggesting that emissions of certain gases, commonly referred to as greenhouse gases (“GHG”), which include gases associated with oil and gas production such as carbon dioxide, methane, and nitrous oxide, among others, may be contributing to a warming of the earth’s atmosphere and other adverse environmental effects, the U.S. Congress has proposed numerous legislative measures to restrict or require emissions fees for greenhouse gases. However, to date, there have been no resulting federal regulations promulgated that specifically restrict greenhouse gas emissions, which has resulted in certain states and regional partnerships taking the initiative. Efforts to curb greenhouse gas emissions continue to be led by the EPA greenhouse gas regulations and the efforts of certain states.

Following the U.S. Supreme Court’s 2007 decision in Massachusetts, et al. v. EPA, finding that greenhouse gases fall within the CAA definition of “air pollutant,” the EPA determined that greenhouse gases from certain sources “endanger” public health or welfare. As a result, the EPA has taken the position that the CAA requires an assessment of greenhouse gas emissions within the meaning of certain provisions of the CAA permitting process for certain large new or modified stationary sources under the EPA’s Prevention of Significant Deterioration (“PSD”) and Title V permit programs beginning in 2011. Facilities triggering permit requirements may be required to reduce greenhouse gas emissions consistent with “best available control technology” standards which have yet to be developed. Such changes will also affect state air permitting programs in states that administer the CAA under a delegation of authority. Additionally, in November 2010, the EPA finalized rules expanding its Mandatory Greenhouse Gas Reporting Rule to apply to the oil and natural gas industries.

President Obama recently announced his Climate Action Plan. One of the major components of this plan is to reduce greenhouse gas emissions from the electricity generation sector. On September 20, 2013, the EPA proposed separate standards for coal and natural gas-fired power plants. We expect any final rule that may be promulgated as a result of this proposed rule to be appealed and otherwise subjected to various judicial challenges, the outcome of which cannot be predicted.  Although these rules do not apply directly to our operations, should the EPA impose comparable regulations on us, the cost of compliance could be significant.

To the extent that our operations are subject to the EPA’s GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facility or construction of new facilities may be subject to the CAA'S PSD requirements under the EPA’s GHG “Tailoring Rule.” Any further regulation may increase our operational costs.

In June 2013, the Texas Legislature passed a law authorizing the TCEQ to develop rules to authorize major sources of GHG emissions to the extent required by federal law. Texas is currently subject to a Federal Implementation Plan (FIP), which means that major sources of GHG emissions are required to obtain a GHG permit from the EPA. In February 2014, the EPA issued a pre-publication copy of a proposed rule that, if adopted, approves Texas’ revised State Implementation Plan (SIP) and would transfer GHG permitting in Texas from the EPA to the TCEQ. In anticipation of the final approval of the EPA’s rule, the TCEQ has proposed rules regarding a takeover of the GHG permitting program.  The TCEQ regulations are expected to be published and take effect later this year.

Clean Water Act (“CWA”)

The federal CWA affects our operations by prohibiting discharges of pollutants into, or impacting, navigable waters except in compliance with permits issued by federal and state governmental agencies.  Regular monitoring, reporting requirements and performance standards are preconditions for the issuance and renewal of permits.  The federal government has delegated authority to Texas to manage the CWA permit and enforcement process.  The CWA and comparable state statutes provide for civil, criminal, and administrative penalties for the unauthorized discharge of pollutants into wetlands or other waters and impose liability on parties responsible for those discharges for the cost of cleaning up any environmental damage or natural resource damages resulting from the release.  Our business maintains waste water and storm water discharge permits as required under the National Pollutant Discharge Elimination System program and the Texas Pollutant Discharge Elimination System program.  Under the CWA, onshore facilities that could reasonably be expected to cause substantial harm to the environment by discharging pollutants to navigable waters are required to maintain plans for spill prevention, preparedness and response.  We have implemented internal programs to oversee our compliance efforts and we believe that we are in substantial compliance with the CWA.  In the future, changes to the CWA, state law, or state and federal regulations could require us to make additional capital expenditures or incur additional costs in order to comply with new rules and could have a significant effect on our profitability.

Emergency Planning and Community Right-to-Know Act (“EPCRA”)

The EPCRA requires facilities to report certain chemical inventories to local emergency planning committees and response departments.  We believe that we are in substantial compliance with our EPCRA reporting requirements.

Resource Conservation and Recovery Act (“RCRA”)

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

Comprehensive Environmental Response, Compensation, and Liability Act (or “CERCLA”)

CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for or contributed to the release of a "hazardous substance" into the environment.  These persons include the owner or operator of the facility where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the facility.  Under CERCLA, these persons  may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies.  CERCLA also authorizes the EPA, and in some instances third parties, to act in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs they incur.  It is possible for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.  In the course of our ordinary operations, we may generate substances that fall within CERCLA’s definition of a hazardous substance, and as a result, we may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment.

Under CERCLA, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to clean up contaminated property, including groundwater contaminated by prior owners or operators.

Safety, Health and Security Matters

Our extensive safety program includes, among other things, (1) employing two full-time safety professionals, (2) implementing policies and procedures to protect employees and visitors at our facility (3) conducting routine safety tests at our facility and (4) ensuring that each employee undergoes the required safety, hazard and task training.

Employees

To carry out our operations, our General Partner currently employs approximately 110 employees.  Our employees are not represented by a labor union and are not covered by a collective bargaining agreement.  We believe that we have good relations with our General Partner’s employees.

Website Access to Our Periodic SEC Reports

We file and furnish Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports with the SEC, which are available free of charge through our website (http://www.petrologistics.com) as soon as reasonably practicable after such reports are filed with or furnished to the SEC.

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

Risks Related to Our Business

We may not have sufficient available cash to pay any quarterly distributions on our common units.

We may not have sufficient available cash each quarter to enable us to pay any distributions to our common unitholders.  The amount of cash we will be able to distribute on our common units principally depends on the amount of cash we generate from our operations, which is primarily dependent upon the operating margins we generate.  Our operating margins, and thus, the cash we generate from operations have been volatile, and we expect that they will continue to fluctuate from quarter to quarter based on, among other things:

•	the amount of propylene we are able to produce from our facility, which could be adversely affected by, among other things, accidents, equipment failure or severe weather conditions;

•	the price at which we are able to sell propylene, which is affected by the supply of and demand for propylene;

•	the level of our operating costs, including the cost of propane, our sole feedstock, as well as the price of natural gas, and electricity and other costs;

•	our ability to produce propylene products that meet our customers’ specifications;

•	non-payment or other non-performance by our customers and suppliers; and

•	overall economic and local market conditions.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	the level of capital expenditures we make;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	planned and unplanned maintenance at our facility, which, based on determinations by the board of directors of our General Partner to maintain reserves, may negatively impact our cash flows in the quarters leading up to and including the quarter in which such maintenance occurs;

•	restrictions on distributions and on our ability to make working capital borrowings; and

•	the amount of cash reserves established by our General Partner.

Our partnership agreement does not require us to pay a minimum quarterly distribution.  The amount of distributions that we pay, if any, and the decision to pay any distribution at all, will be determined by the board of directors of our General Partner.  Our quarterly distributions, if any, will be subject to significant fluctuations based on the above factors.

For a description of additional restrictions and factors that may affect our ability to pay distributions, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Our Cash Distribution Policy.”

The amount of our quarterly cash distributions, if any, can vary significantly both quarterly and annually and will be directly dependent on the performance of our business.  Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time.

Investors who are looking for an investment that will pay predictable quarterly distributions should not invest in our common units.  We expect our business performance will be more cyclical and volatile, and our cash flows will be less stable, than the business performance and cash flows of most publicly traded partnerships.  As a result, our quarterly cash distributions will be cyclical and volatile and are expected to vary quarterly and annually.  Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time.  The amount of our quarterly cash distributions will be directly dependent on the performance of our business, which will be volatile as a result of a number of factors including fluctuations in propane and propylene prices and the demand for propylene products.  Because our quarterly distributions will be subject to significant fluctuations directly related to the cash we generate after payment of our fixed and variable expenses and other cash reserves established by our General Partner, future quarterly distributions paid to our unitholders will vary significantly from quarter to quarter and may be zero.  Given the cyclical and volatile nature of our business, our unitholders will have direct exposure to fluctuations in the price of propylene and the cost of propane.

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

Demand for propylene is dependent on demand for petrochemicals by the global construction, automotive and housing industries.  Propylene supply is affected by available capacity and operating rates, raw material costs, government policies and global trade.  A decrease in propylene prices not accompanied by a commensurate decrease in propane prices would have an adverse effect on our cash flow and our ability to make quarterly distributions.  If propylene prices fall significantly, we may not generate sufficient revenue to operate profitably or cover our costs, and our ability to make quarterly distributions would be materially adversely affected.  Similarly, if our customers nominate at the lower end of their required minimum offtake volumes and we are unable to sell sufficient quantities of our excess supply into the spot market, we may not generate sufficient sales to operate profitably or cover our costs, and our ability to make quarterly distributions will be materially adversely affected.

Our results of operations, financial condition and ability to make cash distributions to our unitholders may be adversely affected by the supply and price levels of propane.

The sole feedstock used in our production is propane.  The price of propane is correlated to the price of crude oil and is influenced by the price of natural gas.  The prices for crude oil and natural gas are cyclical and volatile, and as a result, the price of propane can be cyclical and volatile. The propane export market may also impact the price of propane.  According to the U.S. Energy Information Administration, propane exports increased significantly during 2013.

The cost of propane represents a substantial portion of our cost of sales.  If propane costs increase, the market price of propylene may not rise correspondingly or at all.  Timing differences between propane prices, which may change daily, and the market price of propylene, which is set monthly, may narrow the propane-to-propylene spread and thus reduce our cash flow, which reduction could be material.  Based on our current output, we obtain all of the propane we need from Enterprise through its propane pipeline system, which is connected to the natural gas liquids and refined products storage hub at Mt. Belvieu.  The price that we pay Enterprise for propane fluctuates based on market prices.  Propane prices could significantly increase in the future. In addition, following the expiration of our current propane supply contract, the price of storage and transportation of propane to our site is subject to change and could adversely impact our financial results.

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

Our operations are dependent on third-party suppliers, including Enterprise, which owns the propane pipeline that provides propane to our facility.  The inability of a third-party supplier to perform in accordance with its contractual obligations or an election by any of our suppliers not to renew our supply contracts on comparable terms could have a material adverse effect on our results of operations, financial condition and our ability to make cash distributions to our unitholders.

Our operations depend in large part on the performance of third-party suppliers, including Enterprise for the supply of propane, a subsidiary of Kinder Morgan Energy Partners, L.P. (or “Kinder Morgan”), for the supply of natural gas and Praxair for the supply of nitrogen.  Should Enterprise, Kinder Morgan, Praxair or any of our other third-party suppliers fail to perform in accordance with existing contractual arrangements, we could be forced to halt operations at our facility.  Alternative sources of supply could be difficult or impossible to obtain.  Any shutdown of our operations, even for a limited period, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions to our unitholders.

When our current supply contracts expire, we may be unable to obtain extensions or replacement contracts on substantially similar terms.  If we are unable to find replacement contracts on terms as favorable as our current supply contracts, our business, results of operations, financial condition and our ability to pay cash distributions to our unitholders may be materially adversely affected.

Our facility faces (and the facilities of our suppliers and customers face) operating hazards and interruptions, including planned and unplanned maintenance or downtime.  We could face potentially significant costs to the extent these hazards or interruptions cause a material decline in production.

Our operations, located at a single location, are subject to significant operating hazards and interruptions.  Any significant curtailing of production at our facility could result in materially lower levels of sales and cash flow for the duration of any shutdown and materially adversely impact our ability to make cash distributions to our unitholders.  Operations at our facility could be curtailed or partially or completely shut down, temporarily or permanently, as the result of a number of circumstances, most of which are not within our control. With respect to planned downtime, during the fourth quarter of 2013, we completed our first plant turnaround which required us to bring the plant down for 32 days to replace the reactor catalyst and perform major maintenance on equipment to help ensure the long-term reliability of plant operations. With respect to unplanned downtime, in December of 2012, our facility experienced a mechanical failure in one of our compressors, which required approximately three weeks to repair.  We plan to bring the facility down in March of 2014 for approximately eight days in order to replace two heat exchangers and perform additional work.  Other scenarios that could result in a shutdown of our facility include:

•	unplanned maintenance or catastrophic events such as a major accident or fire, damage by severe weather, flooding or other natural disaster;

•	planned maintenance for catalyst change-out, repairs, plant enhancement or other purposes;

•	labor difficulties that result in work stoppage or slowdown;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at our facility;

•	increasingly stringent environmental regulations;

•	a disruption in the supply of propane, natural gas or nitrogen to our facility; and

•	a governmental limitation on the use of propylene products, either generally or specifically those processed at our facility.

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

Many of the factors described above could also affect the facilities of any of our suppliers or customers.  Any significant downtime affecting a material supplier or customer could also have a material adverse effect on our operations with a resulting impact on our ability to make cash distributions to our unitholders.

Our facility requires a planned maintenance turnaround approximately every three years, which could have a material impact on our cash flows and ability to make cash distributions in the quarter or quarters in which it occurs.   Our turnaround in 2013 lasted 32 days. We assume future turnarounds will be of a similar duration, provided the actual duration will be dependent upon the scope of any additional work we elect to perform.

Based upon the decision(s) made by the board of directors of our General Partner, the cash available for distribution in the quarter(s) preceding such a planned maintenance event may be adversely impacted by the amount of reserves the board of directors of our General Partner establishes to fund the cost of the planned maintenance event. In the period preceding our 2013 turnaround, the board of directors of our General Partner reserved $77.0 million to fund: (i) capital costs associated with the change-out of our reactor catalyst described elsewhere in this annual report, (ii) other capital and maintenance projects completed as part of the turnaround and (iii) all or a portion of the projected lost margin due to the purchase of propylene as inventory for sales to our customers during the turnaround. Additional amounts may be required to be reserved from available cash generated in a quarter subsequent to such a planned maintenance event should the scope of the actual work performed during such period be materially different than that planned.

We are not fully insured against all risks incident to our business, and if an accident or event occurs that is not fully insured it could adversely affect our business.

A major accident, fire, flood or other event could damage our facility or the environment and the surrounding community or result in injuries or loss of life.  If we experience significant property damage, business interruption, environmental claims or other liabilities, our business could be materially adversely affected to the extent the damages or claims exceed the amount of valid and collectible insurance available to us.  We are currently insured under property, business interruption, general liability (including sudden and accidental pollution liability), business automobile, workers compensation and excess liability insurance policies.  The property and business interruption insurance policies have a $1.0 billion single occurrence limit with a $1.0 million deductible for physical damage and a 60-day waiting period before losses resulting from business interruptions are recoverable.  The policies also contain exclusions and conditions that could have a materially adverse impact on our ability to receive indemnification thereunder, as well as customary sub-limits for particular types of losses.  For example, the current property policy contains specific sub-limits of $400.0 million for damage caused by flooding and $100.0 million for damage caused by named windstorms, with deductibles of $1.0 million and $5.0 million per occurrence, respectively.  We are fully exposed to all losses in excess of the applicable limits and sub-limits and for losses due to business interruptions of fewer than 60 days.  In addition, our insurance portfolio does not cover all of the operating risks that we face.  For example, we do not carry contingent business interruption insurance, which would reimburse us for the lost profits and expenses that resulted from an insurable loss suffered by one or more of our customers or suppliers.  The occurrence of any operating risk not covered by our insurance could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our unitholders.  Our general liability insurance policy, which includes sudden and accidental pollution coverage expires on March 1, 2015, and our property and business interruption insurance policies expire on May 1, 2014.  We are currently in negotiations with our underwriters as to the extension of our property and business interruption insurance policies.  Market factors, including but not limited to catastrophic perils that impact our industry, significant changes in the investment returns of insurance companies, insurance company solvency trends and industry loss ratios and loss trends, can negatively impact the future cost and availability of insurance.  There can be no assurance that we will be able to buy and maintain insurance in the future with adequate limits, reasonable pricing terms and conditions.

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

Our customer contracts provide for potential maximum offtake volumes of approximately 1.4 billion pounds of propylene per year.  To the extent that our supply obligations under our customer contracts exceed the volume that we can produce and the volume we have in inventory, we may need to purchase propylene from third parties in the spot market.  In periods of extended planned or unplanned downtime, we may be required to purchase significant volumes of propylene in order to satisfy our contractual obligations, which could materially and adversely affect our profitability and our ability to make cash distributions to our unitholders.  Further, if we were unable to purchase the volumes of propylene necessary to satisfy our contractual obligations, we may be in default of our customer contracts.

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

We consider companies with net long positions in propylene to be our direct competitors, including Enterprise, Chevron Phillips, ExxonMobil Chemical, Shell Chemical, Flint Hills and the Williams Companies.  Most of our competitors have significantly greater financial and other resources than us and are engaged on a national or international basis in many segments of the petroleum products and petrochemicals business, including refining, transportation and marketing, on a scale substantially larger than ours.  In addition, we may face competition from captive propylene production facilities operated by consumers of propylene, including our customers. Further, it is likely that in future years, competition will come from the construction of additional on-purpose propylene facilities.  As a result of these factors, we may be unable to expand our relationships with existing customers or to obtain new customers on a profitable basis, or at all, which would have a material adverse effect on our business, results of operations and financial condition and our ability to pay cash distributions to our unitholders.

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

The growth in production of natural gas from shale formations, which is expected to lead to an increased supply of propane, may not continue at projected rates due to the uncertainty associated with the length of their production lives, legislative initiatives restricting such production, or both.

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

An increase in the price of natural gas could narrow the propane-to-propylene spread in two ways, each adversely affecting our gross margins.  First, a significant increase in natural gas prices could be accompanied by an increase in the price of NGLs such as ethane.  An increase in ethane prices could cause ethylene producers to favor the use of naphtha as a feedstock. Because the use of naphtha as a feedstock in the ethylene production process results in significantly more propylene as co-product than ethane, the result would be an increase in propylene production by ethylene plants.  The increased supply of propylene would in turn exert downward pressure on the price of propylene, adversely affecting the price we obtain for the propylene we produce, both in the spot market and pursuant to our customer contracts, which are market-based.

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

We have derived, and believe that we will continue to derive, substantially all of our sales from a limited number of customers that purchase all of the propylene we produce.  For the year ended December 31, 2013, Dow, Total, INEOS, BASF, and LyondellBasell accounted for 44%, 21%, 18%, 9% and 6% of our total sales, respectively.  When our current contracts with these customers expire, our customers may decide not to extend the contracts or may decide to purchase fewer pounds of propylene at lower prices during renegotiations. If at the end of their respective contract terms our customers decide not to renew these contracts, or decide to purchase fewer pounds of propylene or at lower prices, and we are unable to find replacement counterparties on terms as favorable as our current contracts, our business, results of operations, financial condition and our ability to pay cash distributions to our unitholders may be materially adversely affected. During 2013, we amended our contracts with Total, INEOS and BASF to extend the contract terms. Our multi-year propylene supply contracts expire between 2016 and 2018. Also during 2013, we amended our contract with LyondellBasell to extend the term to December 2014.

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

Federal climate change legislation in the United States appears unlikely in the near-term. As a result, domestic efforts to curb greenhouse gas emissions continue be led by the EPA’s greenhouse gas regulations and the efforts of states. To the extent that our domestic operations are subject to the EPA’s greenhouse gas regulations, we may face increased capital and operating costs associated with new or expanded facilities. Significant expansions of our existing facility or construction of new facilities may be subject to the CAA's PSD requirements under the EPA’s greenhouse gas “Tailoring Rule.”

Under a consent decree with states and environmental groups, the EPA is due to propose NSPS for greenhouse gas emissions from refineries. These standards could significantly increase the costs of constructing or adding capacity to refineries and may ultimately increase the costs or decrease the supply of refined products. Either of these events could have an adverse effect on our business.

It is possible that greenhouse gas emission restrictions may increase over time. Potential consequences of such restrictions include capital costs to modify operations as necessary to meet greenhouse gas emission limits and/or additional energy costs, as well as direct compliance costs. Currently, however, it is not possible to estimate the likely financial impact of potential future regulation on our operations.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our facilities and operations.

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

Our facility is subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers.  OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities and local residents.  In addition, the Chemical Accident Prevention Provisions adopted by the EPA under the CAA require the development of a Risk Management Plan to prevent the accidental release of hazardous substances that could harm public health or the environment.  Failure to comply with these requirements, including general industry standards, record keeping requirements and monitoring and control of potential exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and ability to pay cash distributions to our unitholders if we are subjected to significant fines or compliance costs.

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

The global capital and credit markets have experienced extreme volatility and disruption over the past few years.  Our results of operations, financial condition and ability to pay cash distributions to our unitholders could be negatively impacted by difficult conditions and extreme volatility in the capital, credit and commodities markets and in the global economy.  These factors, combined with declining business and consumer confidence and increased unemployment, precipitated an economic recession in the U.S. and globally during 2009 and 2010.  The difficult conditions in these markets and the overall economy affect us in a number of ways.  For example:

•	As propylene is the foundation of various consumer and industrial products, periods of economic weakness negatively impact the demand for our primary product.

•	We may not be able to successfully obtain additional financing or refinance our current obligations on favorable terms, or at all.

•	Market volatility could exert downward pressure on the price of our common units, which may make it more difficult for us to raise additional capital and thereby limit our ability to grow.

•	Adverse market conditions could result in our significant customers experiencing financial difficulties. We are exposed to the credit risk of our customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us.

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

We rely on the executive officers and employees of our General Partner to manage our operations and activities.  Under our partnership agreement, the employees and executive officers of our General Partner may, from time to time, provide management, advisory and administrative services to its affiliates and other persons.  As a result of the foregoing, such employees and executive officers may face conflicts regarding the allocation of their time, which may adversely affect our business, results of operations and financial condition.

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

On March 28, 2013, we and our wholly-owned finance subsidiary, PetroLogistics Finance Corp., co-issued jointly and severally $365.0 million of senior unsecured notes due 2020 (or the “senior notes”), and we entered into an amended and restated credit agreement which extended our revolving credit facility from $120 million to $170 million with Morgan Stanley Senior Funding, Inc. (or the “Agent”), and the lender parties thereto. As of February 28, 2014, we had $365.0 million of senior notes outstanding and borrowing capacity of approximately $170 million under our revolving credit facility.  We and our subsidiary may incur significant additional indebtedness in the future.  Our ability to pay distributions to our unitholders and our ability to borrow under these credit facilities to fund distributions (if we elect to do so) is subject to covenant restrictions under the agreement governing the credit facilities.  We expect that our ability to make distributions to our common unitholders will depend, in part, on our ability to satisfy applicable covenants as well as the absence of a default or event of default under the facilities.  If we were unable to comply with any such covenant restrictions in any quarter, our ability to pay distributions to unitholders would be curtailed or eliminated.

In addition, we will be subject to covenants contained in our credit facilities, the indenture governing our senior notes and any agreement governing other future indebtedness that will, subject to significant exceptions, limit our ability and the ability of our operating subsidiary to, among other things: incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, incur liens, make negative pledges, pay dividends or other distributions, make payments to our subsidiary, make certain loans and investments, consolidate, merge or sell all or substantially all of our assets.  Any failure to comply with these covenants could result in a default under our credit facilities or the indenture governing our senior notes.  Upon a default, unless waived, the lenders under our credit facilities would have all remedies available to a secured lender and could elect to terminate their commitments, cease making further loans, cause their loans to become due and payable in full, institute foreclosure proceedings against our or our subsidiary’s assets and force us and our subsidiary into bankruptcy or liquidation.

Any increase in market interest rates would make our debt service obligations more burdensome, and in turn reduce our cash available for distributions to our unitholders.

Borrowings under our revolving credit facility bear interest at variable rates.  If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow and ability to pay cash distributions to our unitholders.

Borrowings under our credit facilities bear interest at a rate per annum based on an underlying base rate plus an applicable margin.  The applicable margin for the term loan and the revolving credit facility ranges from 2.0% for loans bearing interest at the Alternate Base Rate to 3.0% for loans bearing interest at LIBOR.

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

If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or eliminating distributions, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital or bankruptcy protection.

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

We are a holding company.  All of our operations are conducted and all of our assets are owned by PL Propylene, our wholly-owned subsidiary and our sole direct or indirect operating subsidiary.  Consequently, our cash flow and our ability to meet our obligations or to pay cash distributions to our unitholders in the future will depend upon the cash flow of PL Propylene and the payment of funds by PL Propylene to us in the form of dividends or otherwise.  The ability of PL Propylene to make any payments to us will depend on its earnings, the terms of its indebtedness, including the terms of any credit facilities, and legal restrictions.  In particular, future credit facilities incurred at PL Propylene may impose significant limitations on the ability of PL Propylene to pay distributions to us and consequently our ability to pay distributions to our unitholders.  See also “—We may not have sufficient available cash to pay any quarterly distribution on our common units.”

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

As a result of these exemptions, our General Partner’s board of directors is not comprised of a majority of independent directors, our General Partner’s compensation committee is not comprised entirely of independent directors and our General Partner’s board of directors does not currently intend to establish a nominating/corporate governance committee.  Accordingly, unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.  See “Item 10. Directors, Executive Officers and Corporate Governance — Our Management.”

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

The potential conflicts of interest include, among others, the following:

•	Neither our partnership agreement nor any other agreement will require the owners of our General Partner to pursue a business strategy that favors us. The affiliates of our General Partner have fiduciary duties to make decisions in their own best interests and in the best interest of their owners, which may be contrary to our interests. Our General Partner’s affiliates may engage in business or activities that may be in direct competition with us. In addition, our General Partner is allowed to take into account the interests of parties other than us or our unitholders, such as its owners, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders.

•	Our General Partner has limited its liability and duties under our partnership agreement and has also restricted the remedies available to our unitholders for actions that, without those limitations and reductions, might constitute breaches of fiduciary duty. As a result of purchasing common units, unitholders consent to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law.

•	The board of directors of our General Partner has the ability to determine the amount and timing of asset purchases and sales, capital expenditures, borrowings, repayment of indebtedness and issuances of additional partnership interests, each of which can affect the amount of cash that is available for distribution to our common unitholders.

•	Our partnership agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf. There is no limitation on the amounts our General Partner can cause us to pay it or its affiliates.

•	Our General Partner may exercise its rights to call and purchase all of our common units if at any time it and its affiliates own more than 80% of the common units.

•	Our General Partner will control the enforcement of obligations owed to us by it and its affiliates. In addition, our General Partner will decide whether to retain separate counsel or others to perform services for us.

•	Our General Partner determines which costs incurred by it and its affiliates are reimbursable by us.

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

Our partnership agreement limits the liability and duties of our General Partner, while also restricting the remedies available to our common unitholders for actions that, without these limitations and reductions, might constitute breaches of fiduciary duty.  Delaware partnership law permits such contractual reductions of fiduciary duty.  By purchasing common units, common unitholders consent to be bound by the partnership agreement, and pursuant to our partnership agreement, each holder of common units consents to various actions and conflicts of interest contemplated in our partnership agreement that might otherwise constitute a breach of fiduciary or other duties under Delaware law.  Our partnership agreement contains provisions that reduce the standards to which our General Partner would otherwise be held by state fiduciary duty law.  For example:

•	Our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to its capacity as General Partner. This entitles our General Partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, our common unitholders. Decisions made by our General Partner in its individual capacity will be made by our sponsors, as the primary owners of our General Partner, and not by the board of directors of our General Partner. Examples include the exercise of the General Partner’s call right, its voting rights with respect to any common units it may own and its determination whether or not to consent to any merger or consolidation or amendment to our partnership agreement.

•	Our partnership agreement provides that our General Partner will not have any liability to us or our unitholders for decisions made in its capacity as General Partner so long as it acted in good faith, meaning it believed that the decisions were not adverse to the interests of our partnership.

•	Our partnership agreement provides that our General Partner and the officers and directors of our General Partner will not be liable for monetary damages to us for any acts or omissions unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our General Partner or those persons acted in bad faith or, in the case of a criminal matter, acted with knowledge that such person’s conduct was criminal.

o	Our partnership agreement provides that our General Partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

o	Approved by the conflicts committee of the board of directors of our General Partner, although our General Partner is not obligated to seek such approval; or

o	Approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates.

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

Our sponsors own approximately 63% of our common units, which means holders of common units are not able to remove the General Partner, under any circumstances, unless our sponsors sell some of the common units that they own or we sell additional units to the public.

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

In the event that: (1) we make distributions to our unitholders when our nonrecourse liabilities exceed the sum of (a) the fair market value of our assets not subject to recourse liability and (b) the excess of the fair market value of our assets subject to recourse liability over such liability, or a distribution causes such a result, and (2) a unitholder knows at the time of the distribution of such circumstances, such unitholder will be liable for a period of three years from the time of the impermissible distribution to repay the distribution under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act (or the “Delaware Act”).

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

We have 139,212,737 common units outstanding.  As of March 1, 2014, 101,841,528 of such common units are owned by our sponsors and Messrs. David Lumpkins and Nathan Ticatch.

In connection with our IPO, we entered into a registration rights agreement with David Lumpkins, Nathan Ticatch and our sponsors pursuant to which we may be required to register the sale of the common units they hold under the Securities Act and applicable state securities laws.

Tax Risks

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states.  If the Internal Revenue Service, (or "IRS"), were to treat us as a corporation for U.S. federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our cash available for distribution to you would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our units depends largely on our being treated as a partnership for U.S. federal income tax purposes.  Despite the fact that we are organized as a limited partnership under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, we have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

In Texas, the only state in which we currently conduct business, we are subject to an entity-level tax on any portion of our income that is generated in Texas in the prior year. Imposition of any such additional taxes on us or an increase in the existing tax rates would reduce the cash available for distribution to our unitholders. If we were to conduct business in other states in the future, we may also be subject to a material amount of entity-level taxation in such states which would reduce our cash available for distribution to our unitholders.

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

You will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income whether or not you receive cash distributions from us.  You may not receive cash distributions from us equal to your share of our taxable income or even equal to the actual tax liability which results from that income.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of us as a partnership for federal income tax purposes.

We will be considered to have terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. Lindsay Goldberg and York Capital Management collectively own approximately 63% of our common units. When combined with routine sales of our common units on the open market, material sales or transfers of their common units could cause a technical termination of our partnership. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once.  Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income.  In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination.  If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred.  The IRS recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.

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

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (or “IRAs”), and non-U.S. persons raises issues unique to them.  For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.  Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal tax returns and pay tax on their share of our taxable income.  If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

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

Because we cannot match transferors and transferees of common units and because of other reasons, we will adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations.  A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to you.  It also could affect the timing of these tax benefits or the amount of gain from your sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to your tax returns.

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

In addition to federal income taxes, unitholders may become subject to other taxes, including state, local and non-U.S. taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by jurisdictions in which we conduct business or own property in the future, even if they do not live in any of those jurisdictions.  We currently conduct business only in Texas, which does not impose a personal income tax but does impose a tax on corporations and other entities.  However, we may own property or conduct business in other states or non-U.S. countries in the future.  Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of those various jurisdictions.  Further, unitholders may be subject to penalties for failure to comply with those requirements.  It is the unitholder’s responsibility to file all U.S. federal, state, local and non-U.S. tax returns.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Information regarding our properties is contained in Part I, “Item 1. Business.”

Item 3.	Legal Proceedings.

We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business. On March 4, 2014, we received notice of a lawsuit filed on behalf of Anthony Garza against us and one other party in the District Court of Harris County, Texas, 151st Judicial District, at case number 2014-09650 for liability involving personal injuries sustained in February 2014 by Mr. Garza, an employee of one or our contractors, while working at our facility.  The plaintiff makes a number of allegations including a claim that the defendants breached a duty of care owing to the plaintiff.  Our contract with the contractor contains an obligation on the contractor to indemnify and defend us with respect to matters of this nature.  We also carry general liability insurance, subject to a deductible.  We do not expect the cost of a settlement or eventual judgment, if any, to be material to our financial position or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common units are listed on the NYSE under the symbol “PDH.”

The following table sets forth the range of high and low sales prices of our common stock as reported by the NYSE:

	High	Low	Cash Distributions(1)
2013
First Quarter	$16.95	$13.40	$0.67
Second Quarter	$14.50	$11.76	$0.30
Third Quarter	$13.90	$11.04	$0.45
Fourth Quarter	$13.40	$10.37	$0.30

2012
Second Quarter(2)	$17.06	$10.00	$0.26
Third Quarter	$13.95	$10.10	$0.21
Fourth Quarter	$13.95	$10.51	$0.28

(1)	Cash distributions for a quarter are declared and paid in the following calendar quarter. See “—Our Cash Distribution Policy” below for a discussion of our policy regarding distribution payments.
(2)	Represents the period from May 4, 2012, the date on which our common stock began trading on the NYSE, through June 30, 2012.

Our common units are used as a form of compensation to our employees. Additional information regarding our equity compensation plans is included in Part III of this report under “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Holders

The number of holders of record of our common units was 15 on March 1, 2014.  The number of record holders does not include holders of shares in “street names” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Our Cash Distribution Policy

The board of directors of our General Partner has adopted a policy pursuant to which we will distribute all of the available cash we generate each quarter.  Available cash for each quarter will be determined by the board of directors of our General Partner following the end of such quarter.  We expect that available cash for each quarter will generally equal our cash flow from operations for the quarter less cash needed for capital expenditures, debt service and other contractual obligations, reserves to fund quarterly distributions to our unitholders during future periods associated with our planned triennial maintenance turnarounds, and reserves for future operating or capital needs that the board of directors of our General Partner deems necessary or appropriate.  Except in connection with our triennial maintenance projects, we do not intend to maintain excess distribution coverage or reserve cash for the purpose of maintaining stability or growth in our quarterly distribution.  We do not intend to incur debt to pay quarterly distributions.  We expect to finance substantially all of our material growth opportunities through issuances of either debt or equity.

Because our policy is to distribute all available cash we generate each quarter, our unitholders will have direct exposure to fluctuations in the amount of cash generated by our business.  We expect that the amount of our quarterly distributions, if any, will vary based on our operating cash flow during each quarter.  Though such variations will be mitigated in respect of periods of planned triennial maintenance turnarounds by the application of cash reserves, our quarterly cash distributions, if any, will generally not be stable and will vary from quarter to quarter and year to year as a direct result of variations in (i) our operating performance (ii) cash flow caused by fluctuations in the price of propane and propylene, working capital or capital expenditures and (iii) such other cash reserves deemed necessary and appropriate by the board of directors of our General Partner.  Such variations may be significant.  The board of directors of our General Partner may change the foregoing distribution policy at any time.  Our partnership agreement does not require us to pay cash distributions to our unitholders on a quarterly or other basis.

The board of directors of our General Partner has elected to establish a reserve for the purpose of funding the planned triennial plant turnarounds. The purpose of the reserve is to evenly spread over the period between turnarounds (i) the cost associated with the turnaround and (ii) all or a portion of the projected lost margin due to the purchase of propylene as inventory for sales to our customers during the turnaround. In the period preceding our 2013 turnaround, the board of directors of our General Partner reserved $77.0 million to fund (i) the capital costs associated with the change-out of our reactor catalyst described elsewhere in this annual report, (ii) other capital and maintenance projects completed as part of the turnaround and (iii) the lost margin due to the purchase of propylene as inventory for sales to our customers during the turnaround. This reserve was funded by withholding $5.9 million of available cash each quarter combined with amounts set aside by the pre-IPO investors at the time of the IPO. Our General Partner's board of directors currently intends to continue reserving $5.9 million of available cash each quarter to fund a reserve to cover similar costs with respect to future turnarounds.

The board of directors of our General Partner may decide to establish additional reserves for other activities as needed. A decision by the board of directors of our General Partner to increase existing cash reserves or establish new reserves would have an adverse impact on the available cash in the quarter in which the reserves are withheld. Further, should a reserve prove inadequate to fund the underlying costs, cash distributions may be adversely impacted.

Limitations on Cash Distributions; Our Ability to Change Our Cash Distribution Policy

There is no guarantee that unitholders will receive quarterly cash distributions from us.  Our unitholders have no contractual or other legal right to receive cash distributions from us on a quarterly or other basis. The board of directors of our General Partner has adopted a policy pursuant to which we will distribute to our unitholders each quarter all of the available cash we generate each quarter as described above and as determined quarterly by the board of directors of our General Partner, but it may change this policy at any time.  Our distribution policy is subject to certain restrictions, including:

•	Our feedstock supply agreement and our propylene sales contracts contain market-based pricing provisions. The market prices of both propane and propylene depend upon other factors, such as the price of crude oil, cyclical trends in end user markets and supply and demand imbalances. As a result of such commodity price exposure, our business performance is expected to be more cyclical and volatile, and our cash flows are expected to be less stable, than the business performance and cash flows of publicly traded partnerships that derive their cash flows from fee-based income. As a result, our quarterly cash distributions may be cyclical and volatile and are expected to vary quarterly and annually.

•	Unlike many publicly traded partnerships, we will not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase quarterly distributions over time. Furthermore, none of our limited partner interests will be subordinate in right of distribution payment to our common units.

•	Under Section 17-607 of the Delaware Act, we may not make a distribution to our limited partners if the distribution would cause our liabilities to exceed the fair value of our assets.

•	Our distribution policy will be subject to restrictions on distributions under our credit facilities and the indenture governing our senior notes . Our ability to make distributions to common unitholders will depend, in part, on our fixed charge coverage ratio, our secured leverage ratio, if applicable, and the absence of a default or event of default under the facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes and Debt Refinancing.” Should we be unable to satisfy these restrictions under our credit facilities, our ability to make cash distributions to unitholders would be curtailed.

•	We may lack sufficient cash to make distributions to our unitholders due to a number of factors that would adversely affect us, including but not limited to decreases in sales or increases in operating expenses, principal and interest payments on debt, working capital requirements, capital expenditures, disruptions in the operations of our facility or anticipated cash needs. See “Item 1A. Risk Factors” for information regarding these factors.

We intend to pay our quarterly distributions within 45 days of the end of the first, second and third quarters and within 60 days of the end of the fourth quarter.

Equity Compensation Plans

Plan type:	Number of units to be issued upon exercise/vesting of outstanding options, warrants and rights as of December 31, 2013	Weighted-average exercise price of outstanding options, warrants and rights	Number of units remaining available for future issuance under equity compensation plans as of December 31, 2013 (excluding units reflected in column (a))
Equity compensation plans not approved by unitholders(1):	567,063	—(2)	5,018,568
_____________________
(1) Adopted by the board of directors of our General Partner in connection with our IPO.
(2) To date, only phantom units have been granted under the PetroLogistics Long-Term Incentive Plan (or “LTIP”).

Repurchase of Equity Securities

We did not repurchase any of our common units subsequent to the IPO, and we do not have any announced or existing plans to repurchase any of our common units.

Item 6.	Selected Financial Data

This data should be read in conjunction with, and is qualified in its entirety by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

The selected financial data under the caption Balance Sheet Data as of December 31, 2013 and 2012 and under the captions Statement of Operations Data and Cash Flow Data for each of the three years in the period ended December 31, 2013, have been derived from our audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.” The selected financial data under the caption Balance Sheet Data as of December 31, 2011, 2010 and 2009 and under the captions Statement of Operations Data and Cash Flow Data for each of the two years in the periods ended December 31, 2010 and 2009, have been derived from our audited combined financial statements not included herein.

The information presented in the selected financial data below contains the combined financial results of PL Propylene LLC, our predecessor for accounting purposes, as of and for all years presented through December 31, 2011. The consolidated financial results for the year ended December 31, 2012, also include the results of operations of the Partnership for the period beginning March 30, 2012, the date of the contribution of our predecessor’s net assets to the Partnership. The consolidated balance sheet as of December 31, 2013 and 2012, and the consolidated financial results for the year ended December 31, 2013, present the consolidated financial position and consolidated results of operations of the Partnership.

On May 9, 2012, we completed our IPO of 35,000,000 common units. A portion of our fiscal year 2012 results prior to our IPO are included in the total 2012 results presented herein. The Partnership has omitted net income per unit for all periods other than the periods ended December 31, 2013 and 2012, as the Partnership operated under a different capital structure prior to the closing of the IPO and, as a result, the per unit data prior to 2012 would not be meaningful to investors. Per unit data for 2012 is computed for the period from the closing of the IPO on May 9, 2012, through December 31, 2012.

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

	Years Ended
	December 31,
	2013	2012	2011	2010	2009
	(dollars in millions, except per unit data
	and as otherwise indicated)
Statement of Operations Data:
Sales	$757.5	$750.7	$614.9	$30.4	$—
Cost of sales	513.3	528.6	496.8	41.9	—
General and administrative expense	19.7	66.2	73.3	22.9	4.3
Development expense	1.9	11.6	—	—	—
Management fee	—	0.7	2.0	—	—
Loss (gain) on derivatives	(1.7)	166.3	1.7	—	—
Operating income (loss)	224.3	(22.7)	41.1	(34.4)	(4.3)
Interest income (expense), net	(26.4)	(26.2)	(17.9)	(5.4)	(0.2)
Loss on early extinguishment of debt	(20.4)	(7.0)	—	—	—
Other income	—	—	0.1	0.1	—
Income (loss) before income tax expense	$177.5	$(55.9)	$23.3	$(39.7)	$(4.5)
Income tax expense	(2.5)	(0.8)	(1.4)	—	—
Net income (loss)	$175.0	$(56.7)	$21.9	$(39.7)	$(4.5)
Net income per common unit, basic and diluted (1)	$1.25	$0.39
Distributions per common unit (2)	1.72	0.75
Weighted average number of common units, basic and diluted	139.1	139.0
Balance Sheet Data (at end of period):
Cash (including restricted cash balances)	$25.4	$31.4	$45.8	$6.9	$30.0
Working capital (3)	54.7	108.4	71.9	16.0	9.9
Total assets	769.9	798.1	741.5	668.9	484.6
Total debt, net of discount (including current portion)	365.0	341.3	145.1	189.5	94.7
Net Predecessor equity			544.8	456.1	365.5
Partners’ capital	$333.1	$329.9	`
Cash Flow Data
Cash flows provided by (used in) operating activities	$191.0	$121.0	$84.6	$(53.2)	$—
Cash flows used in investing activities	(58.2)	(37.6)	(28.5)	(157.4)	(281.2)
Cash flows provided by (used in) financing activities	(138.9)	(52.0)	(56.1)	210.7	249.1
Financial and Other Data:
Adjusted EBITDA(4)	268.8	208.9	144.8	(12.6)	(3.6)
Capital expenditures	58.2	25.4	28.5	187.5	291.0
Key Operating Data:
Production volume (thousand pounds, unless otherwise noted):
Propylene	1,066,625	1,261,669	844,608	76,522	—
Hydrogen (thousand standard cubic feet, MSCF)	3,813,358	5,447,047	3,802,923	—	—
C4 mix/C5+ streams	22,631	28,909	17,302	247	—

(1)	Net income (loss) per common unit for a given period is based on the distributions that are made to the unitholders plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. Distributions are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings. Prior to the IPO, we were wholly-owned by Propylene Holdings. Accordingly, net income per common unit is not presented for periods prior to the IPO. The table above reflects the 2012 net income per unit for the period from May 9, 2012, the closing date of the IPO, through December 31, 2012.
(2)	The 2012 amount reflects distributions paid per common unit in respect of the period from May 9, 2012, though December 31, 2012.
(3)	Working capital is defined as current assets, including cash, less current liabilities, excluding bank debt and derivative assets and derivative liabilities.
(4)	Adjusted EBITDA is defined as net income (loss) plus interest expense, loss on early extinguishment of debt, income tax expense, depreciation, amortization and accretion, equity-based compensation expense, unrealized (gain) loss on derivatives and, effective May 9, 2012, realized losses on the propane swaps.

The following table presents a reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income, on a historical basis for each of the periods indicated.

	Year Ended
	December 31,
	2013	2012	2011	2010	2009
	(dollars in millions)
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net income (loss)	$175.0	$(56.7)	$21.9	$(39.7)	$(4.5)
Plus:
Interest expense	26.4	26.2	17.9	5.4	0.8
Loss on early extinguishment of debt	20.4	7.0	—	—	—
Income tax expense	2.5	0.8	1.4	—	—
Depreciation, amortization and accretion	41.7	33.9	37.5	7.2	0.1
Equity-based compensation expense	4.5	57.4	64.4	14.5	—
Unrealized loss (gain) on derivatives	(63.1)	61.4	1.7	—	—
Realized loss on derivatives(5)	61.4	78.9	—	—	—
Adjusted EBITDA	$268.8	$208.9	$144.8	$(12.6)	$(3.6)

(5)
Effective May 9, 2012, pursuant to an omnibus agreement (or the “omnibus agreement”) with our General Partner, Propylene Holdings, PL Propylene and PL Manufacturing LLC (or “PL Manufacturing”), to the extent that we made payments for realized losses under our propane swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, were responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we made under such propane swaps during the applicable fiscal quarter or that we owed at the end of the quarter.  The amount of realized loss on derivatives shown as an adjustment for EBITDA represents the amount received from PL Manufacturing and the PL Manufacturing Members. During the period from January 1 through May 9, 2012, we made payments of approximately $26.0 million for realized hedge losses which were excluded from the amount of realized losses on derivatives in the reconciliation to Adjusted EBITDA. On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. See discussion of the omnibus agreement in Note 2 to our consolidated financial statements included elsewhere herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of the financial condition and results of operations for the Partnership in conjunction with the financial statements and notes thereto of PetroLogistics LP, which are included in this report in Item 8, and information set forth in Risk Factors under Item 1A.

Overview

We currently own and operate the only U.S. propane dehydrogenation (or “PDH”) facility (or “our facility”) producing propylene from propane.  Propylene is one of the basic building blocks for petrochemicals that is utilized in the production of a variety of end uses including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products.  We are the only independent, dedicated “on-purpose” propylene producer in North America.  We are strategically located in the vicinity of the Houston Ship Channel, which is situated within the largest propylene consumption region in North America. We also have access to the leading global fractionation and storage hub for propane located at Mt. Belvieu, Texas.  Our location provides us with excellent access and connectivity to both customers and feedstock suppliers.  Our facility had an original nameplate capacity of 1.2 billion pounds of propylene annually. However, based on plant optimization and operating improvements, our facility currently has an annual production capacity of approximately 1.4 billion pounds. In 2013 we produced 1.1 billion pounds of propylene, due in part to the impact of our first triennial plant turnaround.

We currently have multi-year contracts for the sale of our propylene with The Dow Chemical Company (or “Dow”), Total Petrochemicals USA, Inc. (or “Total”), BASF Corporation (or “BASF’) and INEOS Olefins and Polymers USA (or “INEOS”) that expire between 2016 and 2018 and a one-year contract with LyondellBasell Industries N.V. (or “LyondellBasell”) that ends in December 2014.  Our customer contracts provide for minimum and maximum offtake volumes, with the minimum customer-contracted volumes representing approximately 75% of our current facility capacity and the maximum reflecting approximately 96% of our current facility capacity.  Each of our customer contracts contain pricing terms based upon market rates.  In addition to our contracted sales, we have and will continue to make additional propylene sales on a spot basis.  We also opportunistically purchase propylene on a spot basis to enable us to maintain adequate inventory.

Propylene comprised 98% and 97% of our sales in 2013 and 2012, respectively. In addition to propylene, we also produce commercial quantities of hydrogen and C4 mix/C5+ streams, which do not represent a material part of our production.

Factors Affecting the Comparability of Future Results

Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•
We will periodically experience planned and unplanned downtime. Safe and reliable operations at our facility are critical to our performance and financial results.  As such, we plan for periodic periods of major maintenance in which the most significant activity is the replacement of the reactor catalyst which is required approximately every three years based on estimated catalyst life. Our first triennial turnaround commenced on September 28, 2013, and lasted 32 days and had a total cost of $47.4 million which includes capitalized and deferred major maintenance costs and repairs and maintenance expense. The scope of the work completed during the 2013 turnaround included additional work within the reactors and the completion of other projects that were designed to improve our reliability.  The catalyst change-out projects are required approximately every three years and may last more or less than 32 days depending on the scope of the actual work performed during the turnaround. We anticipate future catalyst change-out projects to be similar as to time and cost although the cost and duration of other work performed during that time may vary.  For accounting purposes, deferred major maintenance costs will be deferred and amortized using the straight-line method over the period until the next plant turnaround, which is approximately three years.  Also, we may undertake additional major maintenance and/or expansion projects.  If we elect to undertake such projects, these projects will require additional time and expense.

Our results of operations for the years in which we complete our triennial maintenance project, or turnaround, will be affected by the costs associated with the turnaround. Extraordinary maintenance activities performed during the turnaround which do not qualify for deferral are expensed, thereby affecting our net income, and we will continue to incur production overhead costs during a turnaround, which also affects net income. Our sales might be affected by the lack of production during the turnaround and we may purchase propylene inventory in order to supply customers during the turnaround which may further increase our costs of sales. The additional capital costs and deferred maintenance costs incurred during a turnaround and expenses associated with extraordinary maintenance activities will affect our cash flows. To mitigate the impact of the turnaround on our cash available for distribution, we have and will continue to reserve amounts from quarterly cash distributions to fund the costs associated with the turnaround. For example, with respect to our 2013 turnaround we reserved $77.0 million to fund (i) the capital costs associated with the change-out of our reactor catalyst described elsewhere in this annual report, (ii) other capital and maintenance projects completed as part of the turnaround and (iii) the lost margin due to the purchase of the propylene as inventory for sales to our customers during the turnaround. This reserve was funded by withholding $5.9 million from quarterly cash distributions combined with amounts provided by the pre-IPO investors. The purpose of the reserves is to spread evenly (i) the cost associated with the turnaround and (ii) all or a portion of the projected lost margin due to the purchase of the propylene as inventory for sales to our customers during the turnaround over the period leading up to and including the turnaround so that the distributions during the quarter of the turnaround in particular (i.e., the fourth quarter of 2013) and other quarters are not disproportionately impacted by the turnaround.

In addition to planned downtime for major maintenance projects, we may experience periods of unplanned downtime.  For example, in mid-December 2012, our facility experienced a mechanical failure in one of our compressors, resulting in approximately three weeks of unplanned downtime. We currently plan to bring our facility down in March 2014 for approximately eight days in order to replace two heat exchangers and perform additional work at an approximate total cost of $4.0 million.  We expect to be able to mitigate the financial and operational impact of future unplanned downtime through a targeted program of routine maintenance and diligent monitoring of our systems.  Downtime, whether planned or unplanned, may result in lost sales and margin, increased capital and maintenance expenditures and working capital changes.

•	We are incurring additional general and administrative expenses as a publicly traded partnership. Since our IPO in May 2012, we have incurred additional general and administrative expenses as a consequence of being a publicly traded limited partnership, including costs associated with compliance under the Exchange Act, annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and directors’ compensation. In addition, we have incurred incremental expenses associated with the initial implementation of our Sarbanes-Oxley 404 evaluation of internal controls as well as the costs associated with a change in our accounting information systems.

•	We may enter into different financing arrangements. Our current financing arrangement may not be representative of the arrangements we will enter into in the future. For descriptions of our current financing arrangements, see “—Liquidity and Capital Resources.”

•	Our historical results of operations reflect equity-based compensation expense that may not be indicative of future equity-based compensation expense. As of January 1, 2012, our employees became employees of our General Partner. Profits interest awards granted to non-employees were subject to periodic fair value adjustments as the awards vested. The changes in fair value were recognized in our statement of comprehensive income (loss) during the period the related services are rendered, resulting in greater volatility of our results of operations. Because certain members of our senior management were treated as non-employees for accounting purposes, these fair value adjustments have significantly affected our historical results of operations for periods ending on or before December 31, 2011. The profits interest awards outstanding at the time of our IPO became fully vested as of the completion of our IPO, and we recorded equity-based compensation expense of $43.7 million in the second quarter of 2012, for a total of $54.8 million in 2012 for the profits interest awards. No additional expense related to these awards has been recorded after May 9, 2012, nor will any be recorded in the future. However, we have made, and will continue to make, future equity-based compensation awards pursuant to our long-term incentive plan, which will again require us to record equity-based compensation expense. See “Item 11. Executive Compensation––Compensation Discussion and Analysis.”

•	Our historical results of operations reflect losses on commodity derivative contracts that may not be indicative of future results of operations. Commencing October 2011 through March 2012, we entered into commodity derivative contracts (the “propane swaps”) with settlement dates in 2012 and 2013. On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. While we did not ultimately bear the cost of the propane swaps as a result of an omnibus agreement (the “omnibus agreement”) among our General Partner, the Partnership, Propylene Holdings, PL Propylene, and PL Manufacturing, we remained a party to the propane swaps, and was obligated to make payments to the propane swap counterparties as they come due and to post any collateral as required, under the terms of the propane swaps. As a result, we recorded the fair value of the propane swaps on our balance sheet with the related charge reflected in its statement of comprehensive income (loss). Volatility in the propane and crude oil commodity markets significantly affected the fair value of our commodity derivative contracts which significantly affected the gains or losses on commodity derivative contracts recognized in our statements of comprehensive income (loss). With the termination of the propane swaps, we will no longer incur such gains or losses in future periods. For the year ended December 31, 2013, we generated a net gain on the propane swaps totaling $1.7 million. For the years ended December 31, 2012 and 2011, we incurred losses on the propane swaps totaling $166.3 million and $1.7 million, respectively. See “Item 7A Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”

Factors Affecting Results

We believe key factors that influence our business and impact our operating results are (1) the propane-to-propylene spread, (2) our facility’s capacity utilization, and (3) customer sales.

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

Capacity Utilization

Our facility had an original nameplate capacity of 1.2 billion pounds of propylene annually. However, based on plant optimization and operating improvements, our facility currently has an annual production capacity of approximately 1.4 billion pounds. In 2013 we produced 1.1 billion pounds of propylene, due in part to the impact of our first triennial plant turnaround.  Actual annual production will vary based on a number of factors, including the amount of downtime for planned and unplanned maintenance on the facility and overall efficiency of the facility. During 2013 our facility operated at an average capacity utilization rate of approximately 74%. Any significant planned or unplanned downtime may affect not only production, and therefore sales, but also capital expenditures and direct operating expenses, primarily maintenance expenses, and fuel and utilities.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus interest expense, loss on early extinguishment of debt, income tax expense, depreciation, amortization and accretion, equity-based compensation expense, unrealized (gain) loss on derivatives and, effective May 9, 2012, through April 19, 2013, realized losses on the propane swaps.  To the extent we made payments on the propane swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, were, pursuant to the omnibus agreement, responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we made under such propane swaps during the applicable fiscal quarter or that we owed at the end of the quarter resulting in a capital contribution to us and a zero net effect on cash and partners’ capital. Adjusted EBITDA is a non-U.S. GAAP financial measure that may be used by our management and by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

	Year Ended
	December 31,
	2013	2012	2011
	(Amounts in thousands)
Reconciliation of Net income (loss) to Adjusted EBITDA:
Net income (loss)	$175,043	$(56,674)	$21,924
Plus:
Interest expense	26,401	26,231	17,855
Loss on early extinguishment of debt	20,446	7,018	—
Income tax expense	2,481	753	1,372
Depreciation, amortization and accretion	41,660	33,869	37,529
Equity-based compensation expense	4,491	57,400	64,383
Unrealized loss (gain) on derivatives	(63,053)	61,386	1,667
Realized loss on derivatives(1)	61,353	78,866	—
Adjusted EBITDA	$268,822	$208,849	$144,730

(1)	Effective May 9, 2012, pursuant to the omnibus agreement, to the extent that we made payments for realized losses under our propane swaps, PL Manufacturing and the PL Manufacturing Members, through our General Partner, were responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we made under such propane swaps during the applicable fiscal quarter or that we owed at the end of the quarter. The amount of realized loss on derivatives shown as an adjustment for EBITDA represents the amount received from PL Manufacturing and the PL Manufacturing Members. During the period from January 1 through May 9, 2012, we made payments of approximately $26.0 million for realized hedge losses which were excluded from the amount of realized losses on derivatives in the reconciliation to Adjusted EBITDA. On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Parties—Omnibus Agreement.”

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

Cost of Sales. Cost of sales represents the costs of propylene and by-products sold.  These costs include the cost of propane, fuel and utilities used in the propylene production process, as well as direct operating expenses and insurance and property tax expenses associated with our facility.  Direct operating expenses include all direct and indirect labor at our facility, materials, supplies, and other expenses associated with the operation and maintenance of the facility.  Depreciation, amortization and accretion expenses, exclusive of amortization of deferred financing fees, as well as equity-based compensation expense for awards granted to operating personnel are also included within cost of sales.  During periods in which our facility operates below normal capacity, we record charges to cost of sales to reflect unabsorbed fixed overhead costs.

General and Administrative Expense. General and administrative expense includes salary and benefits costs for executive management, accounting and information technology personnel, as well as legal, audit, tax and other professional service costs and charges for equity-based compensation expense.  In 2011, a portion of these costs were billed to us by an affiliated company pursuant to a former services agreement.  As of January 1, 2012, these services are provided by our General Partner.  See “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Development Expense. Development expense includes preliminary engineering and design work for capital projects which do not qualify for capitalization.

Management Fee. Management fee consists of the expense incurred through our management services agreement with Lindsay Goldberg.  This agreement terminated upon the completion of our IPO.

(Gain) loss on Derivatives, net. Our commodity derivative contracts were recorded as derivative assets and liabilities, as applicable, at fair value on the balance sheet.  Our commodity derivative contracts did not qualify for hedge accounting treatment.  Consequently, the associated unrealized gains and losses were recorded as current expense or income in the statement of comprehensive income (loss).  Unrealized gains or losses on derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows until settlement occurs. For further discussion see “—Liquidity and Capital Resources.”

Interest Expense, Net. Interest expense includes expense incurred on outstanding debt balances, loan commitment expenses and the amortization of deferred financing fees and discount under our credit facilities.  Loan commitment expense is comprised of the fees assessed on the unutilized portion of our credit facility.  Interest income results from earnings on available cash balances and is offset against interest expense.

Income Tax Expense. As an entity operating in the State of Texas, we are subject to the Texas Margin Tax.  This tax represents a tax on gross margin, as adjusted, and is reported as income tax expense.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Increase (Decrease)
	(Amounts in thousands)%
Sales	$757,488	$750,653	$6,835	1
Cost of sales	513,232	528,613	(15,381)	(3)
Gross profit	244,256	222,040	22,216	10
General and administrative expense	19,720	66,209	(46,489)	(70)
Development expense	1,917	11,637	(9,720)	(84)
Management fee	—	667	(667)	(100)
Loss (Gain) on derivatives, net	(1,700)	166,281	(167,981)	(101)
Operating income (loss)	224,319	(22,754)	247,073	1,086
Interest expense, net	(26,351)	(26,156)	195	1
Loss on early extinguishment of debt	(20,446)	(7,018)	13,428	191
Other income	2	7	(5)	(71)
Income (loss) before income tax expense	177,524	(55,921)	233,445	417
Income tax expense	(2,481)	(753)	1,728	229
Net income	$175,043	$(56,674)	$231,717	409

Sales.  For the year ended December 31, 2013, sales increased $6.8 million which was driven by an increase in the average benchmark polymer grade propylene price from an average of 60.4 cents per pound for the year ended December 31, 2012, to an average of 68.7 cents per pound for the same period in 2013. This increase in price was partially offset by a decrease in the amount of propylene sold from 1,298 million pounds for the year ended December 31, 2012 to 1,149 million pounds in the comparable 2013 period, a decrease of 11%. The decrease in sales volume was a result of lower customer demand during 2013.

Cost of Sales.

	Year Ended December 31,
	2013	2012	Increase (Decrease)
	(Amounts in thousands)%
Propane	$319,200	$378,790	$(59,590)	(16)
Fuel and utilities	38,211	32,787	5,424	17
Depreciation, amortization and accretion	41,660	33,869	7,791	23
Insurance and property taxes	16,167	14,479	1,688	12
Direct operating and other expenses	46,287	44,313	1,974	4
Total production costs	461,525	504,238	(42,713)	(8)
Purchased propylene	52,301	16,863	35,438	210
Change in product inventory	(594)	7,512	(8,106)	(108)
Cost of sales	$513,232	$528,613	$(15,381)	(3)

Cost of sales was $513.2 million, or approximately 68% of sales for 2013 compared to $528.6 million, or approximately 70% of sales, for 2012.  The primary component of cost of sales is the propane feedstock, which represented approximately 69% of total production costs for 2013 compared to 75% in 2012.  This decrease is primarily due to a decrease in the volume of propylene we produced at our facility in 2013 compared to 2012. In 2013, we produced 1.07 billion pounds of propylene compared to 1.26 billion pounds of propylene produced in 2012.  The majority of the production decrease from 2012 to 2013 was due to our triennial planned major maintenance, or turnaround, performed in the fourth quarter of 2013. Although the price of propane fluctuated throughout 2013, the average propane price in both 2013 and 2012 was $1.00 per gallon.  Fuel and utilities costs increased in 2013, due to higher natural gas prices when compared to 2012.  Insurance and property taxes increased $1.7 million in 2013 as compared with 2012 due to increased insurance premiums and an increase in the assessed taxable value of the facility.  Direct operating and other expenses increased $2.0 million in 2013 compared to 2012 due to an increase maintenance expense. During the turnaround while the facility was shutdown, we performed repairs and maintenance at the facility in addition to the planned major maintenance. During the year ended December 31, 2013, we purchased propylene at a cost of approximately $52.3 million in order to meet sales obligations to customers during our triennial turnaround. The change in product inventory represents the change in the value of the product inventory between the beginning and end of the period based on the weighted average cost of production.

General and Administrative Expense. General and administrative expense was $19.7 million for 2013, compared to $66.2 million for 2012, a decrease of $46.5 million.  This decrease was due to a $53.2 million decrease in general and administrative related equity-based compensation expense from $55.7 million in 2012 to $2.5 million in 2013.  Equity-based compensation expense in 2013 resulted from grants of unit-based awards in 2012 following our IPO.  The expense is recognized over the service period during which the unit-based awards vest, which is generally three years for the employee awards and one year for awards to members of the General Partner’s board of directors.  Equity-based compensation expense in 2012 primarily resulted from equity-based awards granted in September 2010 to both our employees and certain employees of affiliated entities, who were treated for accounting purposes as non-employees. The equity-based awards outstanding at the time of the IPO became fully vested as of the completion of the IPO, and we recorded equity-based compensation expense of $54.8 million in general and administrative expense in connection with the pre-IPO awards. The decrease in equity-based compensation expense from 2012 to 2013 was offset by increased expense for audit, tax, and consulting services incurred for an entire year of being a public company in 2013 versus eight months in 2012, as well as costs associated with our initial implementation of Sarbanes-Oxley 404 internal controls documentation and procedures and the associated external audit of our internal controls over financial reporting. In addition, we incurred additional expense in 2013 for the implementation of a new accounting, project control and maintenance information system, as well as increased payroll and benefits costs.

Development Expense. We incurred expenses related to development costs for development projects as well as potential expansion and profit enhancement projects at our facility totaling $1.9 million and $11.6 million in 2013 and 2012, respectively.

Management Fee. We incurred management fees of $0.7 million in 2012.  The management fees related to a management services agreement, pursuant to which we were to pay Lindsay Goldberg a total of $2.0 million per year beginning in 2011.  This agreement terminated under its terms on the closing date of the IPO and, therefore, no expense was incurred during 2013.

Loss (Gain) on Derivatives, net. Commencing October 2011 and through March 2012, we entered into propane swaps with settlement dates in 2012 and 2013. These propane swaps were terminated in April 2013. We recorded the propane swaps at fair value using observable inputs based on market data obtained from independent sources. Because the propane swaps did not qualify for hedge accounting treatment, the mark-to market adjustments are reported in our statements of comprehensive income (loss). We incurred an unrealized gain of $63.1 million and a realized loss of $61.4 million associated with propane swaps during the year ended December 31, 2013, as all swap positions were terminated during the second quarter of 2013. The net loss on derivatives of $166.3 million for the year ended December 31, 2012, is comprised of mark-to market unrealized losses of $61.4 million and realized losses of $104.9 million which were recognized at each monthly settlement date. Pursuant to the omnibus agreement, the realized losses on the propane swaps were borne by PL Manufacturing and the PL Manufacturing Members starting May 9, 2012 through the date of final settlement of the propane swaps.

Interest Expense, Net. Interest expense, net includes $23.1 million incurred on borrowings in 2013 on an average daily debt balance of $361.4 million and $21.8 million incurred on borrowings in 2012 on an average daily debt balance of $301.0 million. Also included in interest expense, net in 2013 and 2012 are $2.1 million and $2.5 million of deferred financing cost amortization and original issue discount amortization of $0.3 million and $0.9 million, respectively. The average interest rate for 2013 was 6.4% and the average interest rate during 2012 was 7%.  Loan commitment expense, also a component of interest expense, net, was $0.8 million in 2013 compared to $1.0 million in 2012.

 Loss on Early Extinguishment of Debt.  We recognized a loss on early extinguishment of debt of $20.4 million and $7.0 million in 2013 and 2012, respectively, related to the termination and pay-off of our previous credit facilities. See discussion under “—Liquidity and Capital Resources.”

Income Tax Expense. Income tax expense was $2.5 million for 2013, compared to $0.8 million for 2012, resulting from the income taxes on gross margin within the state of Texas.

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

Sales.  For the year ended December 31, 2012, we produced 1,261 million pounds of propylene compared to 845 million pounds during 2011, which represents an increase in production of 49%. In 2011, we had not yet achieved production rates at or near current capacity. Accordingly, production was limited, and as a result sales were lower during 2011. This increase in production volume for 2012 was offset by a decrease in the average polymer grade contract benchmark propylene price. In 2012, the average polymer grade contract benchmark price was 60.4 cents per pound compared to an average of 75.5 cents per pound for the same period in 2011, a price drop of 15.1 cents per pound or 20%.

Cost of Sales.

	Year Ended December 31,
	2012	2011	Increase (Decrease)
	(Amounts in thousands)%
Propane	$378,790	$361,035	$17,755	5
Fuel and utilities	32,787	36,285	(3,498)	(10)
Depreciation, amortization and accretion	33,869	37,529	(3,660)	(10)
Insurance and property taxes	14,479	9,813	4,666	48
Direct operating and other expenses	44,313	48,215	(3,902)	(8)
Total production costs	504,238	492,877	11,361	2
Purchased propylene	16,863	-	16,863	N/A
Change in product inventory	7,512	3,932	3,580	91
Cost of sales	$528,613	$496,809	$31,804	6

Cost of sales was $528.6 million, or approximately 70% of sales, for 2012.  The primary component of cost of sales is the propane feedstock, which represented approximately 75% of total production costs for 2012 compared to 73% in 2011.  The increase in propane expense is primarily due to an increase in the volume of propylene we produced at our facility. This increase in propane usage was partially offset by a decrease in propane pricing from an average of $1.46 per gallon in 2011 to $1.00 per gallon in 2012.  Fuel and utilities costs decreased in 2012, due to lower natural gas prices when compared to 2011.  Insurance and property taxes increased $4.7 million in 2012 as compared with 2011 due to increased insurance premiums and an increase in the assessed taxable value of the facility.  Direct operating and other expenses decreased $3.9 million in 2012 compared to 2011 primarily due to a reduction in maintenance expense as compared with maintenance expense incurred in 2011 during the startup phase of our facility. This decrease was offset by higher equity-based compensation expense in 2012 related to equity-based awards granted in September 2010. During the year ended December 31, 2012, we purchased propylene at a cost of approximately $16.9 million to meet customer obligations. The change in product inventory represents the change in the value of the product inventory between the beginning and end of the period based on the weighted average cost of production.

General and Administrative Expense. General and administrative expense was $66.2 million for 2012, compared to $73.4 million for 2011, a decrease of $7.2 million.  This decrease was due to a decrease in equity-based compensation expense from $64.1 million in 2011 to $55.7 million in 2012.  Equity-based compensation expense resulted from equity-based awards granted in September 2010 to both our employees and certain employees of affiliated entities, who are treated for accounting purposes as non-employees. For periods prior to January 1, 2012, the fair value of these equity-based awards was adjusted on a quarterly basis with the change in fair value reflected in our results of operations. The equity-based awards outstanding at the time of the IPO became fully vested as of the completion of the IPO, and we recorded equity-based compensation expense of $54.8 million in general and administrative expense in connection with the pre-IPO awards.

Development Expense. We incurred expenses related to development costs totaling $11.6 million in 2012 primarily for potential expansion and profit enhancement projects at our facility.

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

Interest Expense, Net. Interest expense, net includes $21.8 million incurred on borrowings in 2012, on an average daily debt balance of $301.0 million.  During 2011, the average daily debt balance was $166.7 million, resulting in interest charges of $13.3 million.  Also included in interest expense, net in 2012 are $2.5 million of deferred financing cost amortization as well as original issue discount amortization of $0.9 million.  During 2011, we recorded amortization of deferred financing costs of $3.1 million. The interest rate during 2012 was 7% after the completion of the refinancing of our credit facility, prior to the refinancing the rate remained unchanged at 8% during 2011.  Loan commitment expense, also a component of interest expense, net, was $1.0 million in 2012 compared to $1.4 million in 2011.

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

Deferred Major Maintenance Costs

Plant turnarounds are periodically performed to help ensure the long-term reliability and safety of integrated plant machinery at our continuous process production facility. During the turnaround, the primary activity is the replacement of the reactor catalyst as well as other major maintenance activities, some of which extend the useful life of plant machinery or increase output and/or efficiency of the facility. Our plant turnarounds occur approximately every three years and require a multi-week shutdown of plant operations. Specific procedures performed during the turnaround include the disassembly, inspection and replacement or overhaul of plant machinery (pressure vessels, piping, heat exchangers, etc.) and rotating equipment (compressors, pumps, turbines, etc.), equipment recalibration and internal equipment efficiency assessments.

Preceding a turnaround, facilities experience decreased efficiency in resource conversion to finished products. Replacement or overhaul of equipment and items such as compressors, turbines, pumps, motors, valves, piping and other parts that have an estimated useful life of at least three years, the internal assessment of production equipment, replacement of aged catalysts, and new installation/recalibration of measurement and control devices result in increased production output and/or improved plant efficiency after the turnaround. Turnaround activities are betterments that meet at least one of the following criteria: 1) extend the equipment useful life, or 2) increase the output and/or efficiency of the equipment. As a result, we follow the deferral method of accounting for major maintenance costs; and thus, they are capitalized and amortized over the period benefited, which is generally the three-year period until the next turnaround. Deferred major maintenance costs are reported under Property, plant and equipment, net, in the consolidated balance sheet at December 31, 2013. We expense repair and maintenance activities in the period performed.

We classify deferred major maintenance costs as an investing activity under the caption “Capital expenditures and deferred major maintenance costs” in the Statement of Cash Flows, since this cash outflow relates to expenditures related to long-lived productive assets. Repair, maintenance and related labor costs are expensed as incurred and are included in operating cash flows.

Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with Financial Accounting Standards Board (or “FASB”) Accounting Standards Codification (or “ASC”) Topic 360, “Plant, Property and Equipment—Impairment or Disposal of Long-Lived Assets.” Long-lived assets used in operations are assessed for possible impairment when events or changes in circumstances indicate a potential significant deterioration in future cash flows projected to be generated by the assets.  Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets—generally at the facility level, as we produce one primary product.

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

FASB ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), addresses the accounting for derivative contracts.  We entered into our commodity derivative contracts to economically hedge an exposure through a relationship that does not qualify for hedge accounting under ASC Topic 815.  We recorded our derivative contracts as derivative assets and liabilities, as applicable, at fair value on the balance sheet, and the associated unrealized gains and losses as current expense or income in the statement of comprehensive income (loss).  Unrealized gains or losses on derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the cash flow statement.  Until settlement occurred, this treatment resulted in non-cash gains or losses being reported in our operating results as gain or loss on derivatives.  See Note 7 to our consolidated financial statements.

Contemporaneous with the closing of our IPO, we entered into the omnibus agreement with our General Partner, Propylene Holdings and PL Manufacturing, and PL Manufacturing entered into a common unit pledge agreement (the “pledge agreement”) with the PL Manufacturing Members, pursuant to which PL Manufacturing and the PL Manufacturing Members, through our General Partner, were allocated all of our benefits and obligations under the propane swaps.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”  Under the omnibus agreement and the pledge agreement, any amounts received by us under the propane swaps were distributed, through our General Partner, to PL Manufacturing and the PL Manufacturing Members, and any amounts that we were required to pay under the propane swaps were required to be contributed back to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members.

On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. While the Partnership did not ultimately bear the cost of the propane swaps, it remained a party to the propane swaps, and was obligated to make payments to the propane swap counterparties as they come due and to post any collateral as required, under the terms of the propane swaps. With the termination of the propane swaps, we will no longer incur such gains or losses in future periods. For the year ended December 31, 2013, we generated a net gain on the propane swaps totaling $1.7 million. For the years ended December 31, 2012 and 2011, we incurred losses on the propane swaps totaling $166.3 million and $1.7 million, respectively. During 2013 and 2012, we recorded capital contributions from PL Manufacturing and the PL Manufacturing Members for reimbursement of realized losses on the propane swaps of $61.4 million and $78.9 million, respectively, for payments we made under the propane swaps. The reimbursement of the realized losses on the propane swaps are reflected as capital contributions in our Consolidated Statement of Changes in Partners’ Capital. See Note 2 to our consolidated financial statements.

Equity-Based Compensation

We recognize compensation expense related to equity-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The grant date fair value of the equity-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Non-employee directors acting in their role as members of a board of directors are treated as employees. The grant date fair value of equity-based awards to directors are recognized on a straight-line basis over the vesting period of the awards so long as the awards were given to the directors for their services as directors.

We account for equity-based awards granted to non-employees based on the estimated fair value of the awards. The measurement of equity-based compensation for awards granted to non-employees is subject to periodic adjustment as the awards vest, and the resulting change in value is recognized in the statement of comprehensive income (loss) during the period the related services are rendered.

For a further discussion of our historical equity-based compensation, please see Notes 13 and 14 to our consolidated financial statements included elsewhere in this annual report.

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

Our ability to make distributions, to make payments on and to refinance our indebtedness, to fund planned capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flows in the future.  This, to a certain extent, is subject to the prevailing propane-to-propylene spread, natural gas prices and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Our business may not generate sufficient cash flows from operations, and future borrowings may not be available to us under our credit facilities in amounts sufficient to enable us to make quarterly distributions, finance necessary capital expenditures, service our indebtedness or fund our other liquidity needs.  We may seek to sell assets or issue debt securities or additional equity securities to fund our liquidity needs but may not be able to do so.  We may also need to refinance all or a portion of our indebtedness on or before maturity.  We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Capital Spending

During the year ended December 31, 2013, we incurred capital expenditures of $58.2 million primarily consisting of deferred major maintenance, replacement of the catalyst, maintenance capital expenditures, plant enhancement projects and equipment.

During the year ended December 31, 2012, we incurred capital expenditures of $25.4 million primarily for plant enhancements, maintenance capital expenditures, catalyst in advance of our 2013 turnaround and equipment.

During the year ended December 31, 2011, we incurred capital expenditures of $28.5 million primarily for plant modifications that were aimed at improving the operating efficiency of our facility.

Our future capital spending will be determined by management and approved by the board of directors of our General Partner. We currently plan to incur capital expenditures of approximately $40.8 million during 2014. Included in this amount is approximately $10.0 million of maintenance capital expenditures and $30.8 million for profit enhancement projects.

Our estimated capital expenditures and planned major maintenance costs are subject to change due to unforeseen circumstances and unanticipated increases in the cost, scope and completion time of each respective project.  For example, we may experience increases in labor or equipment costs necessary to comply with government regulations or to complete projects that sustain or improve the profitability of our facility.

Maintenance capital expenditures and future planned turnaround expenses will be funded using cash flow from operations.  Other capital expenditures (including acquisitions and plant expansion capital expenditures), should we identify opportunities for such expenditures, may be funded using cash flow from operations or, if significant, will be funded by issuances of debt or equity.  We have elected to reserve amounts in the period(s) preceding planned major maintenance projects in order to fund the estimated capital costs in the period in which the project(s) are expected to occur.  The actual costs associated with planned major maintenance projects may, however, differ from the estimated amounts reserved. We completed our first triennial turnaround during 2013. Costs incurred in 2013 in connection with the turnaround were $41.1 million, which includes $15.5 million in deferred major maintenance and $14.7 million for the replacement of the reactor catalyst. During the turnaround, we also completed other capital projects totaling $4.6 million and incurred repair and maintenance expenses totaling $6.3 million. Through September 30, 2013, we reserved $5.9 million of available cash each quarter, which, together with amounts contributed by pre-IPO investors, totaled $77.0 million to fund: (i) capital costs associated with the change-out of the reactor catalyst, (ii) other capital and maintenance projects completed as part of the turnaround and (iii) all or a portion of the lost margin due to the purchase   of inventory for sales to our customers during the turnaround. In 2012, we incurred $6.3 million related to the turnaround which included the initial payments for the replacement catalyst. We funded these costs from the aforementioned cash reserves.

Senior Notes and Debt Refinancing

On March 28, 2013, we and our wholly-owned finance subsidiary, PetroLogistics Finance Corp., co-issued jointly and severally $365.0 million of senior unsecured notes due 2020 (the “senior notes”), and we entered into an amended and restated credit agreement which extended our revolving credit facility (together with the senior notes, the “2013 credit facilities”) from $120 million to $170 million with Morgan Stanley Senior Funding, Inc. (the “Agent”), and the lender parties thereto. We used the net proceeds from the issuance of the senior notes, after underwriting fees of $7.3 million, to (1) repay all borrowings outstanding under our term loan facility in the amount of approximately $347.4 million, (2) pay approximately $6.9 million for the call premium and costs associated with the cancellation of our term loan facility and (3) pay $3.0 million in commitment fees and approximately $0.4 million in transaction fees. In addition, we paid approximately $1.3 million in third party transaction costs from cash on hand. The senior notes were issued at the par value of $365 million, and are reported as long-term debt in our consolidated balance sheet at December 31, 2013.

The indenture governing the senior notes and our amended and restated credit agreement contain certain restrictive financial covenants including limitations on our ability to incur additional debt and the requirement under the terms of our revolver to maintain a total senior secured leverage ratio, as defined, no greater than 2.0 to 1.0, but as to the senior secured leverage ratio test only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2013, the aggregate amounts outstanding under the revolving credit facility exceeds $120 million. At December 31, 2013, there were no outstanding borrowings under the revolving credit facility.

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

In connection with our refinancing, we wrote off approximately $20.4 million of unamortized deferred financing costs, unamortized issue discount, and retirement premium associated with the prior credit facility. The write-off of these costs is reflected as a loss on extinguishment of debt in our consolidated statement of comprehensive income (loss) for the year ended December 31, 2013. At December 31, 2013, we had $170.0 million available under the new revolving credit facility. PetroLogistics LP has no independent assets or operations.  There are no significant restrictions on the ability of PetroLogistics LP or any guarantor to obtain funds from its consolidated subsidiaries.

We entered into an interest rate protection agreement in July 2012 whereby we capped the three month LIBOR rate at 2.0% for up to $115.5 million on our term loan. The agreement terminates on March 27, 2014.

Cash Flows

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2013, was $191.0 million. This positive cash flow resulted primarily from net income of $175.0 million and a decrease in net working capital, excluding cash, of $15.8 million. This net decrease in working capital was mainly due to the return of $40.0 million cash held as collateral by the propane swaps counterparty following the termination of the propane swaps offset by an increase in accounts receivable of $21.7 million from December 31, 2012 to December 31, 2013. Non-cash charges totaling $63.2 million were offset by unrealized gains on derivatives totaling $63.1 million.

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

Investing Activities

 Net cash used in investing activities for the year ended December 31, 2013, was $58.2 million, resulting from capital expenditures for our facility of $42.7 million and deferred major maintenance costs of $15.5 million pertaining to our 2013 turnaround.

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

Financing Activities

Net cash used in financing activities for the year ended December 31, 2013, was $138.9 million. Our cash flows used in financing activities were primarily due to cash distributions to unitholders totaling $237.7 million, including DERs on LTIP units. The distributions were net of $61.4 million from PL Manufacturing and the PL Manufacturing Members for reimbursement of 2013 realized losses on the propane swaps and $31.8 million from PL Manufacturing and the PL Manufacturing Members in 2013 for reimbursement of fourth quarter 2012 realized losses on the propane swaps. Proceeds from borrowings, net of repayments, including the issuance of our senior notes and term loan refinancing, totaled $6.8 million, and we incurred $1.2 million in deferred financing costs related to the issuance of our senior notes and refinancing of our term loan.

Net cash used in financing activities for the year ended December 31, 2012, was $52.0 million. Our cash flows used in financing activities were primarily due to the full repayment of $145.1 million on our former debt facility, distributions to our sponsors totaling $250.0 million and cash distributions to unitholders of $65.6 million.  Cash distributions to unitholders were reduced by the reimbursement of $47.0 million for realized losses on the propane swaps by PL Manufacturing and the PL Manufacturing Members. We also received $343.0 million in proceeds from our term debt in 2012. Concurrent with our debt refinancing, we were able to release a debt service reserve of $10.9 million that had been set aside under the terms of the former credit facility. During the period from the date of the refinancing to December 31, 2012, we borrowed and repaid $42.7 million under our revolving credit facility and repaid principal of $2.6 million on our term loan facility. We also received proceeds of approximately $24.0 million from the IPO.  Additionally, we incurred deferred financing costs of $13.5 million related to the refinancing of our debt and the IPO.

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

Contractual Obligations

The following table sets forth our contractual obligations for the periods indicated as of December 31, 2013:

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Senior Notes (1)	$365.0	$—	$—	$—	$—	$—	$365.0
Interest on Senior Notes (2)	142.5	22.8	22.8	22.8	22.8	22.8	28.5
Purchase Obligations (3)	5.0	1.1	0.6	0.6	0.6	0.7	1.4
Asset Retirement Obligations (4)	1.4	—	—	—	—	—	1.4
Lease Obligations (5)	1.7	0.4	0.4	0.4	0.4	0.1	—
Total	$515.6	$24.3	$23.8	$23.8	$23.8	$23.6	$396.3

(1)	Represents principal payment on our senior notes through their maturity in April 2020.
(2)	Represents interest at a fixed rate per annum based on the stated interest rate of 6.25% on our senior notes.
(3)	Represents the aggregate minimum purchase commitments pursuant to a nitrogen supply contract and a propylene storage contract. We also have contracts to purchase propane and other raw materials used in the production of propylene which do not specify any minimum quantities to be purchased, and accordingly, this table does not reflect amounts that may be payable under these contracts.
(4)	Represents amounts to be incurred in connection with the retirement of the facility at the end of its life. The amount included herein reflects the amount recorded in our December 31, 2013, consolidated financial statements and does not include the effects of inflation. Our recorded asset retirement obligation will be accreted over time until it is equivalent to the anticipated ultimate cash retirement cost.
(5)	Represents our future lease obligations due under a lease for office space.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” as such term is defined within the rules and regulations of the SEC.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

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

Propane is the sole feedstock in our production process, and the cost of propane represents a substantial portion of our cost of sales. The price of propane is correlated to the price of crude oil and is influenced by the price of natural gas.  The prices for crude oil and natural gas are cyclical and volatile, and as a result, the price of propane can be cyclical and volatile. The propane export market may also impact the price of propane.  According to the U.S. Energy Information Administration, propane exports increased significantly during 2013.

 If propane costs increase, the market price of propylene may not rise correspondingly or at all.  Timing differences between propane prices, which may change daily, and the market price of propylene, which is set monthly, may narrow the propane-to-propylene spread and thus reduce our cash flow, which reduction could be material.  Assuming sales of 1.3 billion pounds, a one cent increase (decrease) in the propane-to-propylene spread results in an increase (decrease) of $13 million in gross margin and approximately $0.09 per unit in distributable cash flow. We obtain all of the propane we need from a single supplier through its propane pipeline system, which is connected to the natural gas liquids and refined products storage hub at Mt. Belvieu.  The price that we pay our supplier for propane fluctuates based on market prices.  Propane prices could significantly increase in the future. In addition, following the expiration of our current propane supply contract, the price of storage and transportation of propane to our site is subject to change and could adversely impact our financial results.

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

An increase in the price of natural gas could narrow the propane-to-propylene spread in two ways, each adversely affecting our gross margins.  First, a significant increase in natural gas prices could be accompanied by an increase in the price of NGLs such as ethane.  An increase in ethane prices could cause ethylene producers to favor the use of naphtha as a feedstock. Because the use of naphtha as a feedstock in the ethylene production process results in significantly more propylene as co-product than ethane, the result would be an increase in propylene production by ethylene plants.  The increased supply of propylene would in turn exert downward pressure on the price of propylene, adversely affecting the price we obtain for the propylene we produce, both in the spot market and pursuant to our customer contracts, which are market-based.

Second, an increase in the price of natural gas may be accompanied by an increase in the price of propane, as the majority of propane is derived from natural gas production, thereby further narrowing the propane-to-propylene spread and reducing our gross margins.

Our supply agreements typically provide for market-based pricing and provide us no protection against price volatility.  If the costs of any of our feedstock or raw materials rise, the market price of propylene may not rise correspondingly or at all.  Timing differences between our feedstock or raw material prices, which may change daily, and the market price of propylene, which is set monthly, may have a negative effect on our cash flow.  Any cost increase could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Commencing October 2011 through March 2012, we entered into propane swaps with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock. Under the terms of the propane swaps, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the “contractual percentage”). Beginning in January 2012, and at the conclusion of each subsequent month through the May 2013 cancellation date, we performed a calculation to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the “actual percentage”). If the actual percentage exceeded the contractual percentage under the propane swaps, we were owed a sum by the propane swaps counterparty. If the contractual percentage exceeded the actual percentage under the propane swaps, we owed a sum to the propane swaps counterparty.

Upon the closing of the IPO, we entered into the omnibus agreement and the pledge agreement, pursuant to which PL Manufacturing and the PL Manufacturing Members, through our General Partner, assumed all of our benefits and obligations under the propane swaps. Under the omnibus agreement and the pledge agreement, any amounts received by us under the propane swaps were to be distributed, through our General Partner, to the PL Manufacturing Members, and any amounts that we were required to pay under the propane swaps were contributed back to us as a capital contribution by the PL Manufacturing Members. On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013.   During the year ended December 31, 2013, we recorded capital contributions from PL Manufacturing and the PL Manufacturing Members of $61.4 million for reimbursement of realized losses incurred on the propane swaps which were funded through reductions in the distributions we paid to PL Manufacturing and the PL Manufacturing Members on the common units they own.

In the future, management may elect to use derivative commodity instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with certain of our operating activities.

Interest Rate Risk

Our senior notes bear interest at a fixed interest rate while our revolving credit facility has a variable interest rate based on an underlying base rate plus an applicable margin.  The applicable margin ranges from 2.0% for loans bearing interest at the alternate base rate to 3.0% for loans bearing interest at LIBOR.  The alternate base rate is defined as the greatest of the prime rate in effect and the federal funds effective rate in effect plus 1/2 of 1%.  At December 31, 2013, we had no outstanding borrowings under our revolving credit facility.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Executive Chairman, our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their audit report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors of PetroLogistics GP
General Partner of PetroLogistics LP
and the Common Unitholders of PetroLogistics LP

We have audited the accompanying consolidated balance sheets of PetroLogistics LP as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PetroLogistics LP at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PetroLogistics LP's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
March 7, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors of PetroLogistics GP
General Partner of PetroLogistics LP
and the Common Unitholders of PetroLogistics LP

We have audited PetroLogistics LP’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). PetroLogistics LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PetroLogistics LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PetroLogistics LP as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), changes in partners’ capital, and cash flows for each of the three years in the period ended December 31, 2013 of PetroLogistics LP and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 7, 2014

PETROLOGISTICS LP

CONSOLIDATED BALANCE SHEETS

(In thousands, except unit data)

	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$25,424	$31,434
Accounts receivable	75,322	53,578
Accounts receivable, related parties	109	31,893
Product inventory and spare parts	20,061	10,129
Prepaid expenses and other current assets	2,642	41,038
Derivative assets	-	2,386
Total current assets	123,558	170,458
Property, plant, and equipment, net	612,448	595,271
Intangible asset, net	21,901	22,467
Deferred financing costs and other assets	12,038	9,883
Total assets	$769,945	$798,079
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$34,576	$42,211
Accounts payable, related parties	134	250
Accrued liabilities	24,168	14,730
Deferred revenue	9,960	2,469
Derivative liabilities	-	65,439
Bank debt, current	-	3,500
Total current liabilities	68,838	128,599
Long-term debt	365,000	337,794
Asset retirement obligation	1,376	1,274
Deferred income taxes	1,680	543
Total liabilities	436,894	468,210
Commitments and contingencies
Partners’ capital (139,212,737 and 139,000,000 common units issued and outstanding at December 31, 2013 and 2012, respectively)	333,051	329,869
Total liabilities and partners’ capital	$769,945	$798,079

See accompanying notes

PETROLOGISTICS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except units and per unit data)

	Year Ended December 31,
	2013	2012	2011
Sales	$757,488	$750,653	$614,927
Cost of sales	513,232	528,613	496,809
Gross profit	244,256	222,040	118,118
General and administrative expense	19,720	66,209	73,365
Development expense	1,917	11,637	—
Management fee	—	667	2,000
(Gain) loss on derivatives, net	(1,700)	166,281	1,667
Operating income (loss)	224,319	(22,754)	41,086
Interest expense, net	(26,351)	(26,156)	(17,853)
Loss on early extinguishment of debt	(20,446)	(7,018)	—
Other income	2	7	63
Income (loss) before income tax expense	177,524	(55,921)	23,296
Income tax expense	(2,481)	(753)	(1,372)
Net income (loss)	$175,043	$(56,674)	$21,924
Comprehensive income (loss)	$175,043	$(56,674)	$21,924
Net income subsequent to initial public offering	$175,043	$54,218
Net income per common unit - basic and diluted (1)	$1.25	$0.39
Weighted average number of common units outstanding - basic and diluted	139,101,921	139,000,000

(1)	Represents net income per common unit since the closing of the Partnership’s initial public offering on May 9, 2012. See Note 3 to the consolidated financial statements.

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(In thousands)

	Partners’ Capital
	Net Predecessor Equity	General Partner	Limited Partners Common Unitholders	Total Partners’ Capital
Balance, December 31, 2010	$456,135	$—	$—	$456,135
Member contributions	2,341	—	—	2,341
Equity-based compensation	64,383	—	—	64,383
Net income	21,924	—	—	21,924
Balance, December 31, 2011	544,783	—	—	544,783
Distribution to Sponsors	(250,000)	—	—	(250,000)
Equity-based compensation	11,480	—	—	11,480
Net loss attributable to the period January 1, 2012 through May 8, 2012	(110,892)	—	—	(110,892)
Allocation of net Sponsors’ investment to unitholders	(195,371)	—	195,371	—
Initial public offering proceeds, net of underwriter discount	—	—	23,970	23,970
Offering costs	—	—	(5,540)	(5,540)
Equity-based compensation	—	—	45,920	45,920
Contribution resulting from cancellation of Sponsor administrative agreement	—	—	2,667	2,667
Cash distributions	—	—	(65,603)	(65,603)
PL Manufacturing LLC and PL Manufacturing members contributions for realized losses on derivatives	—	—	78,866	78,866
Net income attributable to the period May 9, 2012 through December 31, 2012	—	—	54,218	54,218
Balance, December 31, 2012	—	—	329,869	329,869
Equity-based compensation	—	—	4,491	4,491
Cash distributions	—	—	(237,704)	(237,704)
PL Manufacturing LLC and PL Manufacturing members contributions for realized losses on derivatives	—	—	61,352	61,352
Net income for the year ended December 31, 2013	—	—	175,043	175,043
Balance, December 31, 2013	$—	$—	$333,051	$333,051

See accompanying notes.

PETROLOGISTICS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$175,043	$(56,674)	$21,924
Adjustments to reconcile net income (loss) to net cash provided by operations:
Equity-based compensation expense	4,491	57,400	64,383
Amortization of deferred financing costs and discount	2,449	3,459	3,118
Loss on early extinguishment of debt	13,498	7,018	—
Depreciation and amortization expense	41,558	33,775	37,441
Accretion expense	102	94	88
Unrealized (gain) loss on derivatives	(63,053)	61,386	1,667
Deferred income tax expense (benefit)	1,137	(289)	832
Changes in working capital:
Accounts receivable	(21,744)	(11,204)	(27,998)
Accounts receivable, related parties	(98)	(11)	—
Inventory	(9,932)	10,154	(4,240)
Prepaid expenses and other current assets	38,396	(39,568)	(1,124)
Accounts payable	(7,635)	14,044	17,007
Accounts payable, related parties	(116)	391	1,303
Accrued liabilities	9,438	8,360	(1,593)
Deferred revenue	7,491	(2,211)	(123)
Restricted cash	—	34,922	(28,038)
Net cash provided by operations	191,025	121,046	84,647
Investing activities
Capital expenditures and deferred major maintenance costs	(58,169)	(25,414)	(28,535)
Purchase of intangibles	—	(12,215)	—
Net cash used in investing activities	(58,169)	(37,629)	(28,535)
Financing activities
Deferred financing costs	(1,201)	(13,481)	(3,182)
Proceeds from borrowings	75,055	385,725	143,000
Repayments on borrowings	(68,250)	(190,465)	(187,385)
Capital contributions	—	—	2,341
Net proceeds from initial public offering	—	23,970	—
Distribution to Sponsors	—	(250,000)	—
Cash distributions, net of contributions	(144,470)	(18,619)	—
Change in restricted cash	—	10,886	(10,885)
Net cash used in financing activities	(138,866)	(51,984)	(56,111)
Net change in cash	(6,010)	31,433	1
Cash and cash equivalents at beginning of period	31,434	1	—
Cash and cash equivalents at end of period	$25,424	$31,434	$1

Interest paid	$21,695	$17,567	$14,706
Income taxes paid	$1,157	$457	$218
Noncash investing and financing activities:
Capital contributions receivable from PL Manufacturing and PL Manufacturing Members for realized losses on derivatives	$—	$31,882	$—
Contribution resulting from cancellation of Sponsor administrative agreement	$—	$2,667	$—
Noncash capital expenditures	$—	$—	$3,000

See accompanying notes.

PetroLogistics LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Operations

As used in this report, the terms “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms, refer to PetroLogistics LP. The information presented herein contains the audited combined financial results of PL Propylene LLC (PL Propylene), our predecessor for accounting purposes (the “predecessor”), for all periods presented through March 30, 2012, the date of the contribution of the predecessor’s net assets to the Partnership. The consolidated financial results for the year ended December 31, 2012, also include the results of operations of the Partnership for the period beginning March 30, 2012. The consolidated balance sheets as of December 31, 2013 and 2012, and the consolidated financial results for the year ended December 31, 2013, present solely the consolidated financial position and results of operations of the Partnership. References to “PL Manufacturing” refer to PL Manufacturing LLC, and references to the “PL Manufacturing Members” refer to the owners of 100% of the issued and outstanding equity interests in PL Manufacturing.  References to our “General Partner” refer to PetroLogistics GP LLC. References to our “Sponsors” refer to Lindsay Goldberg LLC (“Lindsay Goldberg”) and York Capital Management (“York”) which collectively and indirectly own 84% of PetroLogistics GP (or “General Partner”) and own approximately 63% of our common units.

Organization

PetroLogistics LP is a Delaware limited partnership that was formed on June 9, 2011, by Propylene Holdings LLC (“Propylene Holdings”) to own PL Propylene, a wholly-owned subsidiary of Propylene Holdings.  On March 30, 2012, Propylene Holdings contributed PL Propylene to PetroLogistics LP.  Because this transaction was a transaction between entities under common control, the contributed assets and liabilities of PL Propylene were recorded in the consolidated financial statements at PL Propylene’s historical cost.  Prior to the contribution, PetroLogistics LP had no operations and nominal assets and liabilities.  On March 12, 2013, we formed a wholly-owned finance subsidiary, PetroLogistics Finance Corp. (or “Finance Corp.”), for the sole purpose of being a co-issuer of a portion of the Partnership’s indebtedness, including the senior unsecured notes discussed in Note 11. The General Partner holds a non-economic interest in the Partnership.

Nature of Operations

We own and operate the only U.S. propane dehydrogenation facility (or “the facility”) producing polymer grade and chemical grade propylene from propane.  Propylene is used as one of the basic building blocks for petrochemicals in a variety of end uses, including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products. In addition to propylene, the facility generates commercial quantities of the following by-products during the production process: hydrogen, C4 mix stream, and C5+ stream.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Partnership and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ materially from those estimates.

Sales

Sales of propylene and by-products are recorded when persuasive evidence of an arrangement exists, goods have been delivered, consideration to be received is fixed and determinable, and collectability is reasonably assured. Cash received in advance of product delivery to the customer is reported as deferred revenue. Upon delivery to the customer and satisfaction of the aforementioned criteria for sales recognition, the deferred revenue is reported as a sale. Sales are presented net of discounts and allowances. By-product sales are reported together with propylene sales. Transportation costs billed to customers are also recorded as a component of sales.

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

Cost of Sales

Cost of sales represents the costs of propylene and by-products sold. These costs include the cost of propane, fuel and utilities used in the propylene production process, such as natural gas, nitrogen and electricity, as well as direct operating expenses along with insurance and property tax expenses associated with the facility. Direct operating expenses include all direct and indirect labor at the facility as well as fixed and variable overhead expenses. Depreciation, amortization and accretion expenses, exclusive of the amortization of deferred financing fees, are also included within cost of sales.

 During certain periods in 2013, 2012 and 2011, the facility operated below normal capacity. Accordingly, we recorded charges to cost of sales to reflect unabsorbed fixed overhead costs.

Development Expense

Development expense includes preliminary engineering and design work and other expenses for projects which do not qualify for capitalization under GAAP.

Cash and Cash Equivalents

We consider all short-term instruments with an original maturity of three months or less to be cash equivalents. We maintain cash in bank deposit accounts that, at times, may exceed federally insured limits. We have not experienced any losses in such accounts, and we believe we are not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

During 2011, following the conversion of our construction loan to a term loan that was scheduled to mature in 2014, we funded $10.9 million into a debt service reserve to serve as collateral for our debt. This cash outflow is classified as a financing cash flow in the 2011 consolidated statement of cash flows. Also during 2011, we funded $3.0 million into a major maintenance reserve, which was to be used to fund future major maintenance expenditures. This amount has been included in operating activities in the 2011 consolidated statement of cash flows. In connection with the refinancing of our construction loan into a term loan in 2012 (see Note 11), restrictions on our cash balances were lifted. The decrease in the debt service reserve of $10.9 million is classified as a financing cash flow, and the remaining restricted cash of $34.9 million is classified as an operating cash flow in the 2012 consolidated statement of cash flows.

Accounts Receivable

We extend credit to customers in accordance with normal industry standards and terms. We review accounts receivable monthly and establish an allowance for doubtful accounts based on known factors surrounding the credit risk of specific customers, historical trends and other information. Accounts receivable are not collateralized, and we may charge interest on receivables should they become past due. No allowance for doubtful accounts was considered necessary at December 31, 2013 and 2012, and we have not recorded any interest income related to past due receivables.

Inventory

Inventory is carried at the lower of cost or market, with cost determined using the weighted-average method.

Prepaid Expenses and Other Current Assets

As of December 31, 2013, prepaid expenses and other current assets consists primarily of $2.5 million for premiums paid for insurance which are amortized over the policy periods. As of December 31, 2012,  prepaid expenses and other current assets consists primarily of a $40.0 million cash deposit we made to a counterparty as collateral for our commodity derivative contracts (the “propane swaps”).  The cash was held by the counterparty and returned to us in 2013 following the termination of the propane swaps.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 815, Derivatives and Hedging (“ASC Topic 815”), addresses the accounting for derivative contracts.  We entered into our commodity derivative contracts to economically hedge an exposure through a relationship that does not qualify for hedge accounting under ASC Topic 815. Our derivative contracts are recorded as derivative assets and liabilities, as applicable, at fair value on the balance sheet, and the associated unrealized gains and losses are recorded as current expense or income in the statement of comprehensive income (loss). Unrealized gains or losses on commodity derivative contracts represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows on the statement of cash flows. Until settlement occurred, this change in fair value resulted in non-cash gains or losses being reported in our operating results as gain or loss on derivatives.

In addition to the propane swaps, we entered into an interest rate protection agreement in July 2012 for a nominal amount whereby we capped the three month LIBOR rate at 2.0% for up to $115.5 million on our term loan. The agreement terminates March 27, 2014.

Omnibus Agreement

On May 9, 2012, we, the General Partner, Propylene Holdings, PL Propylene and PL Manufacturing LLC, entered into an omnibus agreement (the “omnibus agreement”). Pursuant to the omnibus agreement and a related pledge agreement (the “pledge agreement”), we allocated all of our benefits and obligations under the propane swaps to PL Manufacturing and the PL Manufacturing Members.

On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. Under the omnibus agreement and the pledge agreement, any amounts that we were required to pay under the propane swaps were contributed to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members.

While we did not bear any of the costs nor receive any of the benefits of the propane swaps upon entering the omnibus agreement, we remained a party to the propane swaps, and were obligated to make payments to the propane swap counterparties as they come due and to post any collateral as required, under the terms of the propane swap agreement. As a result, we continued to record the fair value of the propane swaps on our balance sheet with the related gains or losses reflected in our statement of comprehensive income (loss). To the extent that the Partnership made payments under the propane swaps, PL Manufacturing and the PL Manufacturing Members were responsible for making quarterly capital contributions in an amount equal to the sum of all payments we made under such propane swaps during the applicable fiscal quarter or that we owed at the end of the quarter. During the years ended December 31, 2013 and 2012, PL Manufacturing and the PL Manufacturing Members paid approximately $93.2 million and $47.0 million, respectively, to us as reimbursement for realized losses on the propane swaps with the 2012 period pro-rated from May 9, 2012, the closing date of our initial public offering (the “IPO”), through December 31, 2012. See Note 3 regarding the IPO.

In connection with the termination of the propane swaps, we paid a cancellation payment of $34.4 million in May 2013, of which $5.4 million was reimbursed through a reduction in the distribution paid to PL Manufacturing and the PL Manufacturing Members in May 2013 in accordance with the terms of the omnibus agreement. The remaining $29.0 million was settled with cash held as collateral by the propane swap counterparty and was immediately reimbursed by PL Manufacturing and the PL Manufacturing Members. During the years ended December 31, 2013 and 2012, we recorded capital contributions of approximately $61.4 million and $78.9 million, respectively, for the reimbursement of the realized losses on the propane swaps and the reimbursement of the termination payment by PL Manufacturing and the PL Manufacturing Members. We received the final reimbursement for realized losses from PL Manufacturing and the PL Manufacturing Members on August 14, 2013, at which time the omnibus agreement terminated in accordance with its terms.

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

Deferred Major Maintenance Costs

Planned major maintenance projects, also referred to as turnarounds, are periodically performed to help ensure the long-term reliability and safety of integrated plant machinery at our continuous process production facility. During the planned major maintenance project the primary activity is the replacement of the reactor catalyst as well as other major maintenance activities, some of which extend the useful life of plant machinery or increase output and/or efficiency of the facility. Our planned major maintenance project occurs approximately every three years and requires a multi-week shutdown of plant operations. Specific procedures performed during the turnaround include the disassembly, inspection and replacement or overhaul of plant machinery (pressure vessels, piping, heat exchangers, etc.) and rotating equipment (compressors, pumps, turbines, etc.), equipment recalibration and internal equipment efficiency assessments.

Preceding a turnaround, facilities experience decreased efficiency in resource conversion to finished products. Replacement or overhaul of equipment and items such as compressors, turbines, pumps, motors, valves, piping and other parts that have an estimated useful life of at least three years, the internal assessment of production equipment, replacement of aged catalysts, and new installation/recalibration of measurement and control devices result in increased production output and/or improved plant efficiency after the turnaround. Turnaround activities are betterments that meet at least one of the following criteria: 1) extend the equipment useful life, or 2) increase the output and/or efficiency of the equipment. As a result, we follow the deferral method of accounting for major maintenance costs; and thus, they are capitalized and amortized over the period benefited, which is generally the three-year period until the next turnaround. Deferred major maintenance costs are reported under Property, plant and equipment, net, in the consolidated balance sheet at December 31, 2013. We expense repair and maintenance activities in the period performed.

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

Deferred Financing Costs and Other Assets

Deferred financing costs and other assets as of December 31, 2013 and 2012, consist primarily of deferred financing costs incurred in connection with the closings of our credit facilities in March 2013 and March 2012, respectively. The costs associated with our credit facilities are being amortized using the effective interest method and are classified as interest expense. During 2013 we completed the refinancing of our term loan, and the remaining unamortized costs associated with the term loan were written off at that time resulting in a loss on early extinguishment of debt of $20.4 million.  During 2012 we successfully completed the refinancing of our construction loan into a term loan, and the remaining unamortized costs associated with the construction loan were written off at that time resulting in a loss on early extinguishment of debt totaling $7.0 million.

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

Should an impairment of assets arise, we would be required to record a charge to operations that could be material to the period reported. We have not recorded any impairment charges in any period.

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

We recognize the tax effects of any uncertain tax positions we may adopt if the position taken by us is more likely than not sustainable based on its technical merits. If a tax position meets such criteria, the tax effect that would be recognized by us would be the largest amount of benefit with more than a 50% chance of being realized. See Note 12 for additional information regarding our income taxes.

Equity-Based Compensation

We recognize compensation expense related to equity-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures (see Notes 13 and 14). The grant date fair value of the equity-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

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

The following table presents the financial instruments that require fair value disclosure as of December 31, 2013, by level within the hierarchy:

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial liabilities
Senior Notes	$—	$367,401	$—	$365,000

The following table presents the financial instruments that require fair value disclosure as of December 31, 2012:

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial assets
Propane swaps	$—	$2,386	$—	$2,386
Financial liabilities
Variable rate debt	$—	$345,636	$—	$341,294
Propane swaps	$—	$65,439	$—	$65,439

The senior notes and variable rate debt are deemed to be Level 2 financial instruments because they are based on observable market data. At December 31, 2013 and 2012, the fair values were determined based on active trades and market corroborated data.

The valuation assumptions utilized to measure the fair value of our propane swaps were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs. To determine the fair value of the propane swaps, we utilized quoted prices for similar assets, liabilities and market-corroborated inputs.  See Note 7 for discussion regarding our propane swaps.

There are no financial instruments that are split across the levels, and there have been no financial instruments that transferred between the levels during the years ended December 31, 2013 and 2012.

Segment Reporting

We operate in one segment for the production and sale of propylene and related by-products. All of our operations are located in Houston, Texas.

Net Income (Loss) Per Common Unit

Net income (loss) per common unit for a given period is based on the distributions that are made to the unitholders plus an allocation of undistributed net income (loss) based on provisions of the partnership agreement, divided by the weighted average number of common units outstanding. The two-class method dictates that net income (loss) for a period be reduced by the amount of distributions and that any residual amount representing undistributed net income (loss) be allocated to common unitholders and other participating unitholders to the extent that each unit may share in net income (loss) as if all of the net income (loss) for the period had been distributed in accordance with the partnership agreement. Unit-based awards granted under the PetroLogistics Long-Term Incentive Plan (the “Long-Term Incentive Plan”) are eligible for Distribution Equivalent Rights (“DERs”). To the extent that non-forfeitable DERs are awarded, the underlying nonvested unit-based awards are considered participating securities for purposes of determining net income (loss) per unit.  Undistributed income (loss) is allocated to participating securities based on the proportional relationship of the weighted average number of common units and unit-based awards outstanding. Undistributed losses (including those resulting from distributions in excess of net income) are allocated to common units based on provisions of the partnership agreement. Undistributed losses are not allocated to nonvested unit-based awards as they do not participate in net losses. Distributions declared and paid in the period are treated as distributed earnings in the computation of earnings per common unit even though cash distributions are not necessarily derived from current or prior period earnings.

The General Partner does not have an economic interest in the Partnership and, therefore, does not participate in the Partnership’s net income (loss).  Prior to the IPO, our predecessor was wholly-owned by Propylene Holdings.  Accordingly, net income (loss) per common unit is not presented for periods prior to the IPO.

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units and the unit-based awards for purposes of computing net income (loss) per unit for the year ended December 31, 2013, (in thousands, except units and per unit data):

		Limited Partner Units
	Total	Common Units	Long- Term Incentive Plan Unit-Based Awards

Net income	$175,043
Less: Distributions to unitholders	237,704	$236,443	$1,261
Assumed allocation of undistributed net loss	(62,661)	$(62,661)	$-

Weighted average units outstanding		139,101,921	721,600
Net income (loss) per unit:
Distributed earnings		$1.70	$1.75
Undistributed net loss allocation		(0.45)	-
Net income per common unit - basic and diluted		$1.25	$1.75

The following table provides a reconciliation of net income (loss) and the allocation of net income (loss) to the common units and the restricted units for purposes of computing net income (loss) per unit for the period from May 9, 2012, the closing date of the IPO, through December 31, 2012, (in thousands, except units and per unit data):

	Total	Limited Partner Units Common Units	Long-Term Incentive Plan Unit-Based Awards

Net income	$54,218
Less: Distributions to unitholders	65,603	$65,330	$273
Assumed allocation of undistributed net loss	$(11,385)	$(11,385)	$—

Weighted average units outstanding		139,000,000	629,895
Net income (loss) per unit:
Distributed earnings		$0.47	$0.43
Undistributed net loss allocation		(0.08)	—
Net income per common unit - basic and diluted		$0.39	$0.43

Recently Issued Accounting Standards

  During the first quarter of 2013, we adopted Accounting Standards Update (“ASU”) ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement and ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Asset and Liabilities, which clarifies the scope of the offsetting disclosures of ASU 2011-11. The objective of the disclosure requirement is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

3. Initial Public Offering

First Amended and Restated Agreement of Limited Partnership of PetroLogistics LP

On May 3, 2012, in connection with the completion of the IPO, our General Partner amended and restated our partnership agreement and executed the First Amended and Restated Agreement of Limited Partnership of PetroLogistics LP (the “partnership agreement”), which governs the rights of our partners. Among others, revisions included the recapitalization of our limited partner interests into common units in connection with the IPO and provisions regarding allocations and distributions.

On May 9, 2012, we completed our IPO. Our common units are traded on the NYSE under the symbol “PDH." We received net proceeds of approximately $24.0 million from the sale of the common units, after deducting underwriting discounts.

4. Inventory

Inventory consists of the following (in thousands):

	December 31,
	2013	2012
Product inventory
Raw materials	$8,356	$216
Work in progress	1,615	1,127
Finished product	3,014	3,103
Total product inventory	12,985	4,446
Maintenance spares	7,076	5,683
Total inventory	$20,061	$10,129

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

5. Property, Plant and Equipment

Property, plant, and equipment consist of the following at December 31 (in thousands):

	Lives in Years	2013	2012
Pipelines and plant	25	$44,389	$42,801
Machinery and equipment	5 to 25	558,420	550,433
Catalyst	3 to 25	31,506	21,889
Air permits	25	26,415	26,415
Deferred major maintenance	3	15,768	300
Land	N/A	4,828	4,597
Other	5 to 25	7,674	8,641
		689,000	655,076
Less accumulated depreciation and amortization		(96,354)	(72,611)
		592,646	582,465
Construction in process	N/A	19,802	12,806
Property, plant, and equipment, net		$612,448	$595,271

Depreciation and amortization expense on property, plant and equipment of $41.0 million, $33.3 million, and $37.0 million are included in cost of sales in the statements of comprehensive income (loss) for 2013, 2012 and 2011, respectively. Of our total catalyst cost, 93% has a life of three to six years, while the remaining 7%, representing one specific catalyst, has a life equal to the estimated life of the plant of 25 years.

For the years ended December 31, 2013, 2012, and 2011, we did not capitalize interest.

6. Intangible Assets

The Company’s intangible assets at December 31 consist of the following (in thousands):

	2013			2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Licensed technology	$14,181	$(1,595)	$12,586	$14,181	$(1,029)	$13,152
Emission Credits	9,315	—	9,315	9,315	—	9,315
Total	$23,496	$(1,595)	$21,901	$23,496	$(1,029)	$22,467

The technology license is being amortized on a straight-line basis over its estimated useful life of 25 years.

Amortization expense on our licensed technology for 2013, 2012, and 2011, was $0.6 million, $0.5 million, and $0.4 million, respectively, and is included in cost of sales. Amortization expense on the licensed technology for each of the next five years is estimated to be $0.6 million per year.  We evaluated these emission credits for impairment at December 31, 2013, and concluded no impairment in their value had occurred.

7. Derivative Instruments

Our business activities expose us to risks associated with unfavorable changes in the market price of propylene and propane. Commencing October 2011 through March 2012, we entered into certain derivative transactions (or “the propane swaps”) with the intent of reducing volatility in our cash flows due to fluctuations in the price of propane, our sole feedstock. Under the terms of the arrangement, for a portion of our propane consumption, we locked in the price of propane as a fixed percentage of the price of Brent crude oil (the “contractual percentage”). Beginning in January 2012, and at the conclusion of each month thereafter through the May 2013 cancellation date, we performed a calculation to determine the average actual price of propane for that month as a percentage of the average actual price of Brent crude oil for that month (the “actual percentage”). If the actual percentage exceeded the contractual percentage under the propane swaps, we were owed a sum by the propane swaps counterparty. If the contractual percentage exceeded the actual percentage under the propane swaps, we owed a sum to the propane swaps counterparty. In March 2012, to offset the negative impact of the liability position of our propane swaps, we entered into reverse positions for a portion of our propane swaps maturing in the second half of 2013. These reverse positions resulted in an asset and are reflected as derivative assets in our consolidated balance sheet at December 31, 2012.

On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. Under the omnibus agreement and the pledge agreement, any amounts that we were required to pay under the propane swaps were contributed to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members. See Note 2 regarding the omnibus agreement.

As of December 31, 2013, we do not have any outstanding commodity forward contracts to hedge our forecasted energy commodity purchases.

Fair Value of Derivative Contracts

The fair values of our current and non-current derivative contracts are each reported separately on our consolidated balance sheets. The following table summarizes the fair values of our derivative contracts included on our consolidated balance sheets (in thousands):

	December 31, 2013		December 31, 2012
Derivatives not designated as hedging instruments	Derivative Assets, current	Derivative Liabilities, current	Derivative Assets, current	Derivative Liabilities, current
Propane swaps	$—	$—	$2,386	$65,439
Total derivatives	$—	$—	$2,386	$65,439

Effect of Derivative Contracts on the Statement of Comprehensive Income (Loss)

The following table summarizes the impact of our derivative contracts on our accompanying statements of comprehensive income (loss) (in thousands):

	Year ended
	December 31,
	2013	2012	2011
Derivatives Not Designated as Hedging Contracts	Net Loss (Gain) Recognized in Statement of Comprehensive Income (Loss)	Net Loss Recognized in Statement of Comprehensive Income (Loss)	Net Loss Recognized in Statement of Comprehensive Income (Loss)
Realized loss on propane swaps	$61,353	$104,895	$—
Unrealized loss (gain) on propane swaps	(63,053)	61,386	1,667
Propane swaps total	$(1,700)	$166,281	$1,667

8. Deferred Financing Costs and Other Assets

As of December 31, 2013 and 2012, deferred financing costs and other assets consisted primarily of deferred financing costs of $12.0 million and $9.9 million, respectively, net of amortization. See Note 11 for a summary of deferred financing cost amortization by period.

Scheduled amortization of deferred financing costs for the next five years as of December 31, 2013, is approximately $2.1 million in 2014, $2.2 million in 2015, $2.2 million in 2016, $2.3 million in 2017 and $1.6 million in 2018.

9. Accrued Liabilities

The following table presents information regarding our accrued liabilities at December 31, 2013 and 2012:

	December 31,
	2013	2012
Accrued property taxes	$8,892	$—
Interest payable	5,703	4,255
Accrued salaries and benefits	4,674	3,873
Other	4,899	6,602
Total accrued liabilities	$24,168	$14,730

10. Asset Retirement Obligation

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

	2013	2012
Asset retirement obligation, beginning of period	$1,274	$1,180
Accretion expense	102	94
Asset retirement obligation, end of period	$1,376	$1,274

11. Debt

2013 Credit Facilities and Debt Refinancing

On March 28, 2013, we and our wholly owned finance subsidiary, PetroLogistics Finance Corp., co-issued jointly and severally $365.0 million of senior unsecured notes due 2020 (the “senior notes”), and we amended and extended our revolving credit facility from $120 million to $170 million with Morgan Stanley Senior Funding, Inc. (the “Agent”), and the lender parties thereto. We used the net proceeds from the issuance of the senior notes, after underwriting fees of $7.3 million, to (1) repay all borrowings outstanding under our term loan facility in the amount of $347.4 million, (2) pay $6.9 million for the call premium and costs associated with the cancellation of our term loan facility and (3) pay $3.0 million in commitment fees on our revolver and approximately $0.4 million in transaction fees. The proceeds from the senior notes, the repayment of the term loan and the transaction fees were net settled with the Agent as presented in the consolidated statement of cash flows for the year ended December 31, 2013. In addition, we incurred approximately $1.3 million in third party transaction costs. The senior notes were issued at the par value of $365 million, and are reported as long-term debt in our consolidated balance sheet at December 31, 2013. The refinancing of the term debt with the senior notes was treated as a debt extinguishment for accounting purposes, and we recorded total deferred financing costs of approximately $8.4 million. As part of our debt extinguishment, we wrote off unamortized deferred financing costs totaling $7.7 million and unamortized original issue discount of $5.8 million. The amendment and extension of our revolving credit facility was treated as a debt modification for accounting purposes.  We recorded total deferred financing costs associated with the revolving credit facility of approximately $3.6 million, and wrote off $0.1 million of deferred financing costs associated with the prior revolving credit facility. Cash paid for deferred financing costs totaled approximately $1.2 million with the remaining portion of $10.7 million net settled with the Agent through the senior note proceeds. The deferred financing costs associated with our senior notes and our credit facility are being amortized using the effective interest method over the terms of the underlying credit facilities.

The indenture governing the senior notes and our amended and restated credit agreement contain certain restrictive financial covenants including limitations on our ability to incur additional debt and the requirement under the terms of our revolver to maintain a total senior secured leverage ratio, as defined, no greater than 2.0 to 1.0, but only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2013, the aggregate amounts outstanding under the revolving credit facility exceeds $120 million.

Interest Rate and Fees.  The senior notes bear interest at a fixed rate of 6.25% per annum, payable on April 1 and October 1.  The revolving credit facility bears interest at a rate per annum based on an underlying base rate plus an applicable margin.  The applicable margin for the revolving credit facility ranges from 2.0% for loans bearing interest at the alternate base rate to 3.0% for loans bearing interest at LIBOR. The alternate base rate is defined as the greatest of the prime rate in effect and the federal funds effective rate in effect plus ½ of 1.0%.  The revolving credit facility also contains a facility commitment fee at a rate of 0.50% per annum based on the daily unused amount of the commitment amount of $170 million payable in arrears on the last day of March, June, September and December of each year.

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

The revolving credit facility has a maturity date of March 28, 2018, and is secured by substantially all of PL Propylene’s assets. At December 31, 2013, we had $170 million available for borrowing under our revolving credit facility.

Guarantees.  The senior notes rank equally in right of payment with all of our existing and future senior indebtedness.  The notes are guaranteed on a senior unsecured basis by our wholly-owned subsidiary PL Propylene.  The full and unconditional guarantee ranks equally with all of the existing and future senior indebtedness of our guarantor subsidiaries. PL Propylene and PetroLogistics Finance Corp. are our only subsidiaries. Finance Corp. has no material assets and does not conduct any operations. The Partnership has no independent assets or operations, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended. The senior notes and the guarantee are effectively subordinated to all of our and our guarantor subsidiaries’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.  In addition, the senior notes are structurally subordinated to all future indebtedness and other liabilities of any of our subsidiaries that are not issuers or guarantors of the senior notes.

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

As required by our term loan facility, we entered into an interest rate protection agreement in July 2012 whereby we capped the three month LIBOR rate at 2.0% for up to $115.5 million on our term loan. The agreement remains in effect exclusive of the 2013 debt refinancing described below. The agreement terminates on March 27, 2014.

 Loss on Extinguishment of Debt

When we entered into the 2013 credit facilities, we recognized a loss on extinguishment of debt of approximately $20.4 million in our consolidated statement of comprehensive income (loss) for the year ended December 31, 2013. This loss on extinguishment resulted from the write off of approximately $7.7 million of unamortized deferred financing costs associated with the 2012 credit facilities. We also wrote off the unamortized original issue discount associated with the 2012 credit facilities in the amount of approximately $5.8 million.  In addition, we paid a call premium of approximately $6.9 million for the prepayment of the term loan.

When we entered into the 2012 debt refinancing, we wrote off approximately $7.0 million of unamortized deferred financing costs associated with the prior credit facility. The write-off of these costs is reflected as a loss on extinguishment of debt in our consolidated statement of comprehensive income (loss) for the year ended December 31, 2012.

Interest expense, net consists of the following (in thousands):

	Year Ended
	December 31,
	2013	2012	2011
Interest expense incurred on borrowings	$(23,142)	$(21,758)	$(13,335)
Amortization of discount	(315)	(919)	—
Loan commitment fees	(810)	(1,014)	(1,402)
Amortization of deferred financing costs	(2,134)	(2,540)	(3,118)
Interest income	50	75	2
Interest expense, net	$(26,351)	$(26,156)	$(17,853)

12. Income Taxes

Components of the income tax provision are solely related to the Texas Margin Tax and are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current tax expense:
Federal	$—	$—	$—
State	1,344	1,042	540
Total	1,344	1,042	540
Deferred tax expense (benefit):
Federal	—	—	—
State	1,137	(289)	832
Total	1,137	(289)	832
Total income tax expense	$2,481	$753	$1,372

The difference between the statutory U.S. federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
Federal income tax rate	35%	35%	35%
Increase (decrease) as a result of:
Partnership earnings not subject to tax	(35)%	(35)%	(35)%
Texas Margin Tax	1.4%	1.3%	5.9%
Effective tax rate	1.4%	1.3%	5.9%

At December 31, 2013 and 2012, we have recorded $1.7 million and $0.5 million, respectively, of deferred tax liabilities. Deferred tax liabilities at December 31, 2013 and 2012, primarily relate to excess depreciation related to the facility for tax purposes in the amounts of $1.5 million and $1.1 million, respectively. The deferred tax liability at December 31, 2012, is offset by a deferred tax asset related to the unrealized loss on the propane swaps in the amount of $0.6 million. As of December 31, 2013, our tax returns for 2009 through 2013 were open for examination by the State of Texas.

13. Employee Benefit Plans

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

Unit-based Awards

A unit-based award under the Long-Term Incentive Plan is a phantom unit whose terms and conditions are set by the Long-Term Incentive Plan administrative committee and that generally vests over a period of time and during that time is subject to forfeiture. Our unit-based awards to employees will generally vest over a three-year period either annually from the date of grant or upon the third anniversary of the grant date provided the recipient has continuously provided services to us, our General Partner, or any other of our affiliates.  Unit awards to members of our General Partner’s board of directors vest upon the first anniversary of the date of grant.

Certain unit-based awards are eligible for DERs. Absent any restrictions on the DERs in an award agreement, we will pay DERs to the holder of the award without restriction at approximately the same time as we pay quarterly cash distributions to our common unitholders.

During the year ended December 31, 2013, we recognized total equity-based compensation expense of approximately $4.5 million related to the unit-based awards ($2.0 million as cost of sales and $2.5 million as general and administrative expense). The weighted average grant date fair value of unit-based awards is based on the closing price of our underlying common units on the grant date.

During the year ended December 31, 2012, we recognized total equity-based compensation expense of approximately $2.2 million related to the unit-based awards ($1.3 million as cost of sales and $0.9 million as general and administrative expense). The weighted average grant date fair value of unit-based awards is based on the closing price of our underlying common units on the grant date.

Employee Awards

The following table presents activity related to our Long-Term Incentive Plan awards granted to employees during the years ended December 31, 2013 and 2012:

	Unit-Based Awards	Weighted average grant date fair value
Non-vested awards - December 31, 2011	—	$—
Awards granted	874,124	15.24
Awards forfeited	(28,388)	16.60
Non-vested awards - December 31, 2012	845,736	15.19
Awards granted	—	—
Awards vested	(280,539)	15.19
Awards forfeited	(21,423)	16.60
Non-vested awards - December 31, 2013	543,774	$15.14

During the year ended December 31, 2013, 280,539 of the unit-based awards vested with a fair value of $3.6 million. The aggregate intrinsic value of outstanding unit-based awards at December 31, 2013, was approximately $6.3 million. At December 31, 2013, total compensation cost related to non-vested employee unit-based awards that had not yet been recognized totaled approximately $6.1 million.  The weighted-average period over which this amount will be recognized is approximately 1.5 years. At December 31, 2012, none of the unit-based awards were vested.

Director Awards

The following table presents activity related to our Long-Term Incentive Plan awards granted to members of our General Partner’s board of directors during the years ended December 31, 2013 and 2012:

	Unit-Based Awards	Weighted average grant date fair value
Non-vested awards - December 31, 2011	—	$—
Awards granted	16,182	12.36
Awards forfeited	—	—
Non-vested awards - December 31, 2012	16,182	12.36
Awards granted	23,289	12.88
Awards vested	(16,182)	12.36
Awards forfeited	—	—
Non-vested awards - December 31, 2013	23,289	$12.88

 During the year ended December 31, 2013, 16,182 of the unit-based awards vested with a fair value of $0.2 million. The aggregate intrinsic value of outstanding director unit-based awards at December 31, 2013, was approximately $0.3 million. These awards vest ratably over one year.  At December 31, 2012, none of the unit-based awards were vested.

Profit Sharing 401(k) Plan

Our General Partner sponsors the PetroLogistics GP, LLC Profit Sharing 401(k) Plan (or the “Profit Sharing Plan”) on behalf of its employees. The General Partner makes a safe harbor matching contribution equal to 100% of employee salary deferrals up to 6% of an employee’s compensation subject to Internal Revenue Service annual limitations. During the years ended December 31, 2013, 2012 and 2011, we made safe harbor matching contributions, through our General Partner, of $0.7 million, $0.5 million and $0.5 million, respectively. In addition to the matching contributions, we make discretionary profit sharing contributions which are allocated based on an employee’s age on December 31. For the years ended December 31, 2013, 2012 and 2011, we made profit sharing contributions, through our General Partner, totaling $1.3 million, $1.0 million and $0.8 million, respectively. Employees are generally eligible to participate in the Profit Sharing Plan following one year of service and vest in the matching and profit sharing contributions at a rate of 20% per year following two years of employment.

14. PL Manufacturing Profits Interest Plan

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

PetroLogistics Company LLC (“PetroLogistics LLC”) is an affiliate entity. Through December 31, 2011, the senior executives who oversee our operations were employed by PetroLogistics LLC and provided management services to us pursuant to our services agreement with PetroLogistics LLC. The majority of the profits interests (or “Profits Interest Units”) that PL Manufacturing issued were to persons employed by PetroLogistics LLC. For accounting purposes, we treated these awards as being made to non-employees through December 31, 2011. As of January 1, 2012, all PetroLogistics Company LLC employees transferred their employment to the General Partner and continued to provide management services to us. As of that date, the underlying grant date fair value of nonvested Profits Interest Units held by the former PetroLogistics LLC employees became fixed due to the change in employment status, and equity-based compensation expense attributed to these Profits Interest Units for the period from January 1, 2012 through the closing of the IPO in May 2012, was based on the underlying fair value of the Profits Interest Units as of January 1, 2012.

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

Estimates and Key Assumptions

Our predecessor engaged an independent valuation specialist to assist us in determining the fair value of the Profits Interest Units for the years ended December 31, 2011 and 2010. The fair values of the Profits Interest Units as of December 31, 2011, were used as the basis for recording equity-based compensation expense related to the Profits Interest Units in 2012 as the values of the Profits Interest Units became fixed on January 1, 2012, due to the change in employment status of the former PetroLogistics LLC employees. Through March 31, 2011, we estimated the fair values of the Profits Interest Units using the Black-Scholes option-pricing model (or “OPM”). Beginning in the second quarter of 2011, we estimated the fair values of the Profits Interest Units using a hybrid method considering a probability weighting between (i) a 15% weighting with respect to a delayed exit scenario, in which we estimated the fair value of the Profits Interest Units using the OPM, and (ii) an 85% weighting with respect to an expected initial public offering scenario in which we effect an initial public offering as a master limited partnership, and which is largely based on comparable company valuations. These estimates required the use of highly subjective and complex assumptions to determine the fair value of equity-based awards, including the equity value of our business and the Profits Interests Units’ expected time to liquidity, volatility, risk-free interest rate and dividend yield.

Given the absence of a public trading market for the Profits Interest Units and in accordance with the American Institute of Certified Public Accountants Practice Guide,  Valuation of Privately-Held-Company Equity Securities Issued as Compensation , we exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the equity value of our business, including, among others: comparable company valuations, forecasts of future propylene and propane prices that are published by industry sources as of each valuation date; contemporaneous and retrospective valuations performed by an independent valuation specialist; the status of the facility’s construction and operations, including risks attendant thereto; the likelihood of our achieving a liquidity event given prevailing market conditions; the nature, history and strategy for our business; the illiquidity of share-based awards involving private company securities; and current and future expectations about macroeconomic conditions.

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

The fair values of our Profits Interest Units on a per-Unit basis were $3.16, $2.39 and $2.34 for Class B, Class C and Class D, respectively, at December 31, 2011. The weighted-average assumptions used in determining the fair values at December 31, 2011, included a 2-year estimated time to liquidity, 50% expected volatility, a 0.25% risk-free interest rate, and a 0% dividend yield.

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

Total recognized equity-based compensation expense related to the Profits Interest Plan was as follows (in thousands):

	Year Ended December 31,
	2012	2011
Cost of sales	$402	$311
General and administrative expense	54,788	64,072
Total equity-based compensation expense related to the Profits Interest Plan	$55,190	$64,383

Employee Awards

There were no grants of Profits Interest Units to employees during 2013, 2012 or 2011, and there was no activity relating to the employee Profits Interests Units during the year ended December 31, 2013.

The table below summarizes the activity relating to the employee Profits Interests Units during the year ended December 31, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Units outstanding at December 31, 2011	—	$—	5,695,000	$0.35	—	$—
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Increase in units resulting from changes in employment status at January 1, 2012	3,912,720	0.50	48,659,205	0.35	27,527,103	0.26
Units outstanding at December 31, 2012	3,912,720	$0.50	54,354,205	$0.35	27,527,103	$0.26

The table below summarizes the activity relating to the nonvested employee Profits Interests Units granted under the Plan for the year ended December 31, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested units outstanding at December 31, 2011	—	$—	1,910,000	$0.35	—	$—
Units granted	—	—	—	—	—	—
Increase in nonvested units resulting from changes in employment status at January 1, 2012	—	—	24,329,602	0.35	13,763,551	0.26
Units vested	—	—	(26,239,602)	0.35	(13,763,551)	0.26
Nonvested units outstanding at December 31, 2012	—	$—	—	$—	—	$—
Vested units at December 31, 2011	—	$—	3,785,000	$0.35	—	$—
Units vested	—	—	12,926,051	0.35	6,881,775	0.26
Increase in vested units resulting from changes in employment status at January 1, 2012	3,912,720	0.50	24,329,603	0.35	13,763,552	0.26
Units vested upon closing of the IPO	—	—	13,313,551	0.35	6,881,776	0.26
Vested units at December 31, 2012	3,912,720	$0.50	54,354,205	$0.35	27,527,103	$0.26

 The total fair value of employee Profits Interest Units that vested during the years ended December 31, 2012 and 2011 was $120.6 million and $0.3 million, respectively.

Non-Employee Awards

There were no grants of Profits Interest Units to non-employees during 2013, 2012 or 2011, and there was no activity relating to the non-employee Profits Interests Units during the year ended December 31, 2013.

The table below summarizes the activity relating to the non-employee Profits Interest Units during the year ended December 31, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Units outstanding at December 31, 2011	3,912,720	$0.50	49,359,205	$0.35	27,527,103	$0.26
Units granted	—	—	—	—	—	—
Units forfeited	—	—	—	—	—	—
Decrease in units resulting from changes in employment status at January 1, 2012	(3,912,720)	0.50	(48,659,205)	0.35	(27,527,103)	0.26
Units outstanding at December 31, 2012	—	$—	700,000	$0.35	—	$—

The table below summarizes the activity relating to the nonvested non-employee Profits Interest Units under the Plan for the year ended December 31, 2012:

	Class B Units		Class C Units		Class D Units
	Number of Units	Weighted-Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted-Average Grant Date Fair Value
Nonvested units outstanding at December 31, 2011	—	$—	24,679,602	$0.35	13,763,551	$0.26
Units granted	—	—	—	—	—	—
Decrease in nonvested units resulting from changes in employment status at January 1, 2012	—	—	(24,329,602)	0.35	(13,763,551)	0.26
Units vested	—	—	(350,000)	0.35	—	—
Nonvested units outstanding at December 31, 2012	—	$—	—	$—	—	$—
Vested units at December 31, 2011	3,912,720	$0.50	24,679,603	$0.35	13,763,552	$0.26
Units vested	—	—	37,500	0.35	—	—
Decrease in vested units resulting from changes in employment status at January 1, 2012	(3,912,720)	0.50	(24,329,603)	0.35	(13,763,552)	0.26
Units vested upon closing of the IPO	—	—	312,500	0.35	—	—
Vested units at December 31, 2012	—	$—	700,000	$0.35	—	$—

The total fair value of non-employee Profits Interest Units that vested during the years ended December 31, 2012 and 2011 was $1.3 million and $34.8 million, respectively.

15. Related Party and Affiliate Transactions

Reimbursement Agreement with Lindsay Goldberg

In November 2013 we entered into a Reimbursement Agreement with Lindsay Goldberg pursuant to which Lindsay Goldberg agreed to reimburse us for 50% of certain costs we incurred under a development agreement with a third party. In December 2013, Lindsay Goldberg reimbursed us $0.7 million of project development costs which we recorded as a reduction in development expense in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2013.  We ultimately elected not to pursue the potential development opportunity and anticipate receiving no further payments under the terms of the Reimbursement Agreement.

Services Agreement with PetroLogistics GP LLC

We entered into a services agreement with our General Partner on January 1, 2012, pursuant to which our General Partner provides certain operational, managerial and general administrative services to us.  All employees of PL Propylene and PetroLogistics LLC became employees of our General Partner on January 1, 2012.  We reimburse the General Partner for all direct and indirect expenses the General Partner incurs or payments the General Partner makes on our behalf including, without limitation, salary, bonus, incentive cash compensation and employee benefits.  During the years ended December 31, 2013 and 2012, we incurred fees of $21.9 million and $16.6 million, respectively, under the services agreement with our General Partner.  The amounts we pay the General Partner for these services are reported in the statements of comprehensive income (loss) in the line item to which the expense relates.

Services Agreement with PL Midstream LLC

PL Midstream LLC (“PL Midstream”), a company in which we previously had a related party affiliation through Lindsay Goldberg, provided pipeline management services to us for a monthly charge. Lindsay Goldberg sold PL Midstream effective October 1, 2012. During the years ended December 31, 2012 and 2011, we incurred fees of $0.9 million and $0.8 million, respectively, for pipeline management services with PL Midstream which are included in cost of sales.

Services Agreement with PetroLogistics Company LLC

During 2011 PetroLogistics LLC provided certain services to us, including: (i) accounting, payroll, and other financial services; (ii) information systems, network, and communication services; and (iii) management services. These services were provided in exchange for a monthly charge. During the year ended December 31, 2011, we incurred fees of $2.8 million from PetroLogistics LLC. These fees are reported as general and administrative expense. As of January 1, 2012, PetroLogistics LLC no longer provides general and administrative services to us, and these services are now being provided to us by our General Partner.

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

During the years ended December 31, 2013, 2012 and 2011, we utilized the services of a company owned by Lindsay Goldberg in the amounts of approximately $2.9 million, $1.5 million, and $2.8 million, respectively, in connection with facility maintenance and construction activities.

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

16. Concentration of Risk

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

The following table presents the concentration of total sales to our largest customers:

	Year Ended
	December 31,
	2013	2012	2011
Dow Chemical Company (Dow)	44%	42%	55%
Total Petrochemicals USA, Inc. (Total)	21%	20%	24%
INEOS Olefins and Polymers USA (INEOS)	18%	18%	16%
LyondellBasell Industries N.V. (LyondellBasell)	6%	12%	—
Others (less than 10% individually)	11%	8%	5%
Total sales	100%	100%	100%

We have entered into market-based sales contracts with our propylene customers to provide minimum annual quantities. (see Note 17). These minimum quantities comprise the substantial majority of the facility’s anticipated annual production of propylene. This concentration in the volume of business transacted with a limited number of customers subjects us to substantial risks. The loss of any of the above-named customers without replacement on comparable terms could adversely affect our business, results of operations and financial condition. If we were to lose one or more of our current customers, we would seek to engage in sales transactions with other petrochemical companies on either a long-term contract basis or in the spot market, although there is no assurance we would be able to do so.

Feedstock Supplier Concentration Risk

We have entered into long-term market-based contracts for the purchase of propane, our sole feedstock, as well as nitrogen and natural gas, and each of these contracts has a sole supplier. Interruptions in or limitations on volumes provided under these contracts subject us to the risk that we would be unable to meet our production requirements if we are unable to locate and procure replacement volumes from alternate sources.

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

17. Commitments and Contingencies

We are obligated under long-term market-based propylene sales agreements to supply our customers with minimum quantities of propylene annually absent the occurrence of a force majeure event.

The following table illustrates certain information regarding our propylene contracts as of December 31, 2013 (in millions of pounds):

Company	Max	Min	Ends December 31
Contracts:
Dow	690	510	2018
Total	300	240	2017
INEOS	288	228	2016
LyondellBasell	60	60	2014
BASF Corporation	60	48	2016
Total	1,398	1,086

Purchase Obligations

Under the terms of our propylene storage and transportation contracts and a nitrogen supply contract, we are obligated to make payments that approximate the following: $1.1 million in 2014, $0.6 million in each of 2015, 2016 and 2017, $0.7 million in 2018 and $1.4 million thereafter. Our propylene storage and transportation contracts are based on the number of pounds of propylene stored with the counterparty and contain minimum annual storage and transportation amounts. During the years ended December 31, 2013, 2012, and 2011, we incurred $2.7 million, $2.5 million, and $1.7 million, respectively, under our long-term propylene storage and transportation contracts. Our nitrogen supply contract is a market-based contract that is adjusted annually for inflation and contains minimum quarterly purchase quantities. During the years ended December 31, 2013, 2012 and 2011, we incurred $1.0 million, $0.9 million, and $0.9 million, under our nitrogen supply contract. We also have contracts to purchase propane and other materials used in the production process, but these contracts do not specify minimum purchase commitments.

Lease Obligations

We are obligated for rentals under a lease for office space that commenced on April 1, 2012. Under this contract, we are obligated to make payments that approximate the following: $0.4 million in each of 2014, 2015, 2016, 2017, and $0.1 million in 2018. The office space lease expires April 30, 2018. During 2011, we did not have any non-cancelable lease agreements that extended beyond one year.

For 2013, 2012, and 2011, we recorded total rent expense, which includes equipment rentals, of $1.8 million, $2.5 million, and $2.6 million, respectively.

Environmental Matters

We are subject to extensive federal, state and local laws, regulations, rules and ordinances relating to pollution, protection of the environment and human health, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on facility operations, substantial civil or criminal sanctions, as well as, under some environmental laws, the assessment of strict liability and/or joint and several liability. We are also subject to climate change laws and regulations. The facility may experience releases of hydrocarbons or other contaminants into the environment, or we may discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may affect our business. To date, management has not identified any material environmental obligations.

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

18. Subsequent Events

In January 2014, we granted 212,372 phantom units to our employees under our Long-Term Incentive Plan with a grant date fair value of $12.00 per unit or approximately $2.5 million. These phantom units will vest on the third anniversary of the grant date so long as the award recipient remains continuously employed by the General Partner.

On February 3, 2014, the General Partner approved a distribution to common unitholders of record as of February 18, 2014. The distribution of 30 cents per common unit was paid on February 25, 2014.

In March 2014, we received notice of a lawsuit filed against us for liability involving personal injuries sustained in February 2014 by a contractor’s employee working at our facility.  Our third-party contracts contain indemnification clauses for incidents of this nature, including an obligation of the contractor to indemnify and defend us with respect to the applicable lawsuit.  We also carry general liability insurance, subject to a deductible.  We do not expect the cost of a settlement or eventual judgment, if any, to be material to our financial position or results of operations.

19.Quarterly Financial Data (Unaudited)

		Gross	Net Income	Net Income (Loss)
	Sales	Profit	(Loss)	per Unit
	(In millions, except per unit amounts)
2013
First Quarter	$208.7	$94.6	$57.1	$0.41
Second Quarter	159.4	48.3	41.4	0.29
Third Quarter	198.4	68.5	55.1	0.39
Fourth Quarter	191.0	32.9	21.4	0.15

2012
First Quarter	$234.7	$66.0	$(45.4)	$ N/A
Second Quarter	193.8	72.4	(37.8)	0.20	(1)
Third Quarter	156.1	38.1	0.6	-
Fourth Quarter	166.1	45.5	25.9	0.19

(1) Represents net income per unit subsequent to the IPO (May 9, 2012, through June 30, 2012).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain written “disclosure controls and procedures,” which we refer to as our “DCP.”  Our DCP is designed to help ensure that (i) information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to management, including our Executive Chairman, our Chief Executive Officer, our Chief Financial Officer and our General Counsel, to allow for timely decisions regarding required disclosure.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  “Internal control over financial reporting” is a process designed by, or under the supervision of, our Executive Chairman, our Chief Executive Officer and our Chief Financial Officer, and effected by the board of directors of our General Partner, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  The management of our General Partner, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2013.

Although we have made various enhancements to our controls, there have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young LLP, a registered public accounting firm, has audited the consolidated financial statements included in this report and has issued an attestation report on our internal control over financial reporting. The attestation report of our registered public accounting firm and management’s report on our internal control over financial reporting are set forth in “Item 8. Financial Statements and Supplementary Data” and are incorporated herein by reference.

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

There was no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 that has not previously been reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Code of Business Conduct and Ethics

Our General Partner has adopted a Code of Business and Ethics Conduct for its employees, officers and directors, which covers a wide range of business practices and procedures.  In addition, our General Partner has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller and persons performing similar functions (senior financial officers).  Copies of such Codes are available on our website http://www.petrologistics.com, and copies will be mailed, without charge, upon written request to PetroLogistics LP, 600 Travis Street, Houston, TX 77002, Attn: General Counsel and Corporate Secretary.  We intend to disclose any amendments to or waivers of the Codes on behalf of our senior financial officers on our website, at http://www. petrologistics.com promptly following the date of the amendment or waiver.

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

As a publicly traded partnership, we qualify for, and intend to rely on, certain exemptions from the NYSE’s corporate governance requirements, including the requirement that a majority of the board of directors of our General Partner consist of independent directors and the requirement that the board of directors of our General Partner have a nominating/corporate governance committee that is composed entirely of independent directors.  While not required by NYSE rules, the board of directors of our General Partner has a compensation committee, however, our compensation committee may not be composed entirely of independent directors.

As a result of these exemptions, our General Partner’s board of directors is not comprised of a majority of independent directors, our General Partner’s compensation committee is not comprised entirely of independent directors and our General Partner’s board of directors does not currently intend to establish a nominating/corporate governance committee.  Accordingly, unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

Our audit committee is comprised of three directors, John B. Walker, Phillip D. Kramer and Hallie Vanderhider.  Our board has determined that audit committee members satisfy the independence standards established by the NYSE.  Mr. Kramer qualifies as an “audit committee financial expert” for purposes of SEC rules and regulations.  Our audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at http://www.petrologistics.com.

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

Board Leadership Structure and Role in Risk Oversight

David Lumpkins serves as a co-principal executive officer and as Executive Chairman.  Our General Partner’s board of directors has no policy with respect to the separation of the office of chairman and the office of chief executive officer.  Our General Partner has determined that this leadership structure represents an efficient and effective arrangement and that our leadership structure is appropriate in light of our ownership structure.  In 2013, Mr. Phillip D. Kramer was selected as our lead independent director and he continues to serve in that role.  In such role, Mr. Kramer presides at executive sessions of the independent directors.  Our board regularly holds meetings of the non-management directors and Mr. Lance Hirt acts as the chair of such meetings.

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

Non-Management Executive Sessions and Shareholder Communications

NYSE listing standards require regular executive sessions of the non-management directors of a listed company, and an executive session for independent directors at least once a year. The board regularly holds meetings of the non-management directors and the independent directors met in December 2013.

Interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary at PetroLogistics LP, 600 Travis Street, Suite 3250, Houston, Texas 77002. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.

Meetings and Other Information

All of our directors attended at least 75% of the aggregate number of meetings of the board of directors and the committees of the board on which the director served.

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

Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2013, for filing with the SEC.

Phillip D. Kramer (Chairman)

John B. Walker

Hallie Vanderhider

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

 The following table sets forth the names, positions and ages of our executive officers and directors as of December 31, 2013:

Name	Age	Position With Our General Partner
David Lumpkins	59	Executive Chairman and Director
Nathan Ticatch	48	President, Chief Executive Officer and Director
Sharon Spurlin	48	Senior Vice President and Chief Financial Officer
Richard Rice	54	Senior Vice President, General Counsel and Corporate Secretary
Hank Jeans	61	Senior Vice President—Commercial
Randy Miller	48	Vice President—Engineering
Jaime Buehl-Reichard	34	Director
Alan E. Goldberg	59	Director
Lance L. Hirt	46	Director
Zalmie Jacobs	48	Director
Phillip D. Kramer	57	Director
Robert D. Lindsay	58	Director
Hallie A. Vanderhider	56	Director
John B. Walker	67	Director
Andrew S. Weinberg	39	Director

David Lumpkins, co-founder of our predecessor, is responsible for formulating and executing our business strategy as well as providing general executive oversight of our managerial and commercial activities.  Mr. Lumpkins has had a key role since the initial conception in the development and execution of the plan to develop the facility now owned and operated by us.  Mr. Lumpkins has been affiliated with Lindsay Goldberg since 2000, during which time he has worked on a number of investment opportunities in the petrochemical and energy mid-stream industries including Lindsay Goldberg’s prior investment in PL Midstream which he helped initiate and served as Chairman.  Prior to his affiliation with Lindsay Goldberg, Mr. Lumpkins worked in the investment banking industry for 17 years principally for Morgan Stanley and Credit Suisse.  In 1995, Mr. Lumpkins opened Morgan Stanley’s Houston office and served as head of the firm’s southwest region.  Mr. Lumpkins also serves on the board of directors of Crestwood Midstream Partners LP. He is a graduate of the University of Texas where he also received his MBA.  Mr. Lumpkins’ extensive experience in the petrochemical, energy midstream and finance industries adds significant value to the board of directors of our General Partner.

Nathan Ticatch, co-founder of our predecessor, is responsible for formulating and executing our business strategy and for managing our operations and commercial activities.  Mr. Ticatch is the originator of the PDH project idea and has had a key role in the development and execution of the plan to develop the facility now owned and operated by us.  Mr. Ticatch has been affiliated with Lindsay Goldberg since 2000, during which time he has worked on a number of investment opportunities in the petrochemical and energy mid-stream industries including Lindsay Goldberg’s prior investment in PL Midstream which he helped initiate and most recently served as Vice-Chairman.  Prior to his affiliation with Lindsay Goldberg, Mr. Ticatch worked in the petrochemical and logistics industry for GATX Terminals and ICI Americas.  He is a graduate of Virginia Polytechnic Institute and State University with an engineering degree and received an MBA from the College of William and Mary.  Mr. Ticatch’s record of innovation in the petrochemical and logistics industries provides the critical capabilities that the board of directors of our General Partner needs to manage our business.

Sharon Spurlin has served as Senior Vice President and Chief Financial Officer of our predecessor since 2009.  Ms. Spurlin also served in that capacity for PL Midstream, a prior investment of Lindsay Goldberg related to the energy and petrochemical logistics sector.  Ms. Spurlin is responsible for overseeing our accounting and financial reporting functions, business banking relations, treasury, procurement and information systems.  Ms. Spurlin was employed by Plains All American Pipeline, L.P., from September 2002 to June 2009.  During that time, Ms. Spurlin served as the Director of Internal Audit and then as the Assistant Treasurer.  Prior to joining Plains All American Pipeline, L.P., Ms. Spurlin held the roles of Controller and Director of Financial Analysis for American Ref-Fuel Company and was an audit manager for a public accounting firm.  Sharon earned a BBA in Accounting from Texas A&M University at Kingsville and is a Certified Public Accountant in the state of Texas.

Richard Rice joined our General Partner as Senior Vice President, General Counsel and Corporate Secretary in November 2012. Prior to joining us, Mr. Rice was a partner at the law firm of Bracewell & Giuliani LLP, and was the head of its Oil, Gas and Midstream Practice Group.  During his 28 year legal career with Bracewell & Giuliani, Mr. Rice worked on numerous domestic and international energy transactions, with a particular focus on the midstream sector and transactions relating to the acquisition, sale, construction and operation of petrochemical facilities, pipeline systems, storage facilities and related assets.  Mr. Rice earned a B.S from the University of Connecticut and a J.D. from Vanderbilt University.  He is a member of the State Bar of Texas and also a solicitor of the Senior Courts of England and Wales.

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

Randy Miller has served as the Vice President—Engineering of our predecessor since 2007.  Mr. Miller has been instrumental in the design and development of our facility since the commencement of the front end engineering design work in 2007.  Mr. Miller has worked in the petrochemical industry for over 20 years.  Prior to joining our predecessor, he served as a Senior Process Consultant at Barnes and Click Inc. from 1999 to 2006 where his last assignment was to advise us with respect to the development of the PDH project concept.  Prior to Barnes and Click he worked for Westlake Chemical Company from 1995 to 1999 and for Dow Chemical from 1988 to 1995.  He received a BS in Chemical Engineering from Texas A&M University and a MBA from University of Houston at Clear Lake, and is a Registered Engineer in the State of Texas.

Jaime Buehl-Reichard was appointed as a director of our General Partner in June 2012. Ms. Buehl-Reichard became a director of our predecessor in 2008. Ms. Buehl-Reichard is a Managing Director at Lindsay Goldberg, which she joined in 2003, and holds an M.B.A. from Harvard University and a B.A. in Economics from Harvard College. She is also a director of Continental Energy Systems LLC.  Ms. Buehl-Reichard was selected to serve on the board of directors of our General Partner due to her knowledge of our business and her investment expertise.

Alan E. Goldberg was appointed as a director of our General Partner in June 2011.  Mr. Goldberg became a director of our predecessor in 2007.  Mr. Goldberg co-founded Lindsay Goldberg in 2001 and currently serves as a Co-Managing Partner.  Mr. Goldberg holds a J.D. from Yeshiva University, an M.B.A. from the New York University Graduate School of Business, and a B.A. in philosophy and economics from New York University.  Mr. Goldberg is a director of FAPS Holdings, Inc., Maine Beverage Company, LLC, Continental Energy Systems LLC, Intermex Holdings, Inc., The Brock Group, Inc., Crane & Co., Inc., PSC, LLC, Panadero Aggregates Holdings, LLC, Aviv REIT, Inc., NuStar Asphalt LLC, Intermodal Holdings L.P., Formation Energy L.P., Bell Nursery Holdings, LLC, Value Place Holdings LLC, Federal Way Asset Management L.P. and Pacific Architects and Engineers Incorporated.  He also serves as a Trustee of Yeshiva University.  Mr. Goldberg was selected to serve on the board of directors of our General Partner due to his significant investment experience and business judgment.

Lance L. Hirt was appointed as a director of our General Partner in June 2011.  Mr. Hirt became a director of our predecessor in 2007. He currently serves as chairman of the compensation committee of the board. Mr. Hirt is a Partner at Lindsay Goldberg, which he joined in 2003.  Mr. Hirt received his M.B.A. and J.D. from Harvard University and graduated from Yeshiva College with a B.A. in economics.  He currently serves as a director of The Brock Group, Inc., PSC, LLC, TryggPharma Group AS, Odfjell Terminals, Intermodal Holdings L.P., Vitruvian LLC, Formation Energy L.P. and Panadero Aggregates Holdings, LLC.  Mr. Hirt served as a director of EnergySolutions, Inc. from 2005 until 2009.  Mr. Hirt was selected to serve on the board of directors of our General Partner due to his expertise in business strategy and mergers and acquisitions.

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

Phillip D. Kramer was appointed as a director of our General Partner in July 2012 and was elected to serve as the chairman of the audit committee of the board.  Mr. Kramer has served as Executive Vice President of Plains All American Pipeline, L.P. (“PAA”) since November 2008 and previously served as Executive Vice President and Chief Financial Officer from PAA’s formation in 1998 until November 2008. In addition, he was Executive Vice President and Chief Financial Officer of Plains Resources Inc. from May 1998 to May 2001, and previously served Plains Resources as Senior Vice President / Vice President and Chief Financial Officer from 1992 to 1997.  Mr. Kramer is a past certified public accountant and was previously on the Board of Directors of Crusader Energy from 2008 through 2009.  He is presently on the Board of Advisors of the University of Oklahoma Price College of Business.

Robert D. Lindsay was appointed as a director of our General Partner in June 2011.  Mr. Lindsay became a director of our predecessor in 2007.  Mr. Lindsay co-founded Lindsay Goldberg in 2001 and currently serves as a Co-Managing Partner.  Mr. Lindsay holds an M.B.A. from Stanford University and a B.A. in English and American literature and language from Harvard College.  He is President and Chief Executive Officer of Bessemer Securities LLC as well as a director of The Bessemer Group, Incorporated and its subsidiary banks, including Bessemer Trust Company, N.A. Mr. Lindsay serves as a director of FAPS Holdings, Inc., Maine Beverage Company, LLC, Continental Energy Systems LLC, Intermex Holdings, Inc., The Brock Group, Inc., Bell Nursery Holdings, LLC, Crane & Co., Inc., PSC, LLC, Panadero Aggregates Holdings, LLC, NuStar Asphalt LLC, Vitruvian LLC, Weener Plastik GmbH and Pacific Architects and Engineers Incorporated.  He also serves as a Trustee of the Cold Spring Harbor Biological Laboratory. Mr. Lindsay served as a director of Pike Electric Corporation from 2002 until 2013.  Mr. Lindsay was selected to serve on the board of directors of our General Partner due to his significant investment experience and business judgment.

Hallie A. Vanderhider was appointed as a director of our General Partner in April 2013 and is a member of the audit committee of the board. Ms. Vanderhider is Managing Partner of Catalyst Partners LLC, an investment banking firm providing financial advisory and capital services to the energy and technology sectors. She served for ten years as President, Chief Operating Officer and member of the board of Black Stone Minerals Company, L.P., a leading private oil and gas fee mineral owner, where prior to becoming President in 2007, she served as Executive Vice President and Chief Financial Officer. She serves on the board and is the current President of the Houston Producers' Forum and is a member of, among others, the Independent Petroleum Association of America, the Texas Independent Producers and Royalty Owners Association, the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants, the Energy Subcommittee for the Greater Houston Partnership, and the Steering Committee for the Executive Women's Partnership of the Greater Houston Partnership. Ms. Vanderhider received a B.B.A. in Accounting from the University of Texas at Austin and is a Certified Public Accountant.

John B. Walker was appointed as a director of our General Partner in May 2012.  Upon his appointment, Mr. Walker became a member of the audit committee of the board.  Mr. Walker also serves on the compensation committee of the board.  Mr. Walker is the Chief Executive Officer of EnerVest, Ltd., and Executive Chairman of EV Energy Partners, L.P., a master limited partnership.  EnerVest is a private equity investment firm focused on the oil and gas industry.  EnerVest entities have acquired more than $7 billion in oil and gas properties and currently operate approximately 27,000 wells in seventeen states.  In his early career on Wall Street, Mr. Walker was selected by Institutional Investor as an “All American” energy analyst for six years in a row.  He holds a BBA (with honors) from Texas Tech University and a MBA (with distinction) from New York University.  Mr. Walker served the Independent Petroleum Association of America (IPAA) as Chairman from 2003-2005.  He is a member of the National Petroleum Council and All-American Wildcatters.  He serves or has served on the boards of the Houston Producers’ Forum, Foundation for Energy Education, Petroleum Club of Houston, and the Texas Independent Producers and Royalty Owners Association.  He is also a member of the Board of Regents of the Texas Tech University System.  Mr. Walker was selected to serve on the board of directors of our General Partner because of his extensive experience in the energy industry as well as his leadership role in a master limited partnership.

Andrew S. Weinberg was appointed as a director of our General Partner in June 2011.  Mr. Weinberg became a director of our predecessor in 2007.  Mr. Weinberg is a Partner at Lindsay Goldberg, which he joined in 2003.  Mr. Weinberg holds an M.B.A. from Stanford University, and an A.B.  in Economics and History from Dartmouth College.  He currently serves as a director of The Brock Group, Inc., PSC, LLC, TryggPharma Group AS,  Intermodal Holdings L.P., Formation Energy L.P. and Vitruvian LLC.  Mr. Weinberg served as a director of EnergySolutions, Inc. from 2005 until 2009.  Mr. Weinberg was selected to serve on the board of directors of our General Partner due to his strategic and merger and acquisition expertise.

The directors and executive officers of our General Partner hold office until the earlier of their death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Such forms are accessible on or through our Internet website at http://www.petrologistics.com.

To our knowledge, based solely on representations by these persons that no additional reports needed to be filed, all reports required to be filed during 2013 were filed on a timely basis, except for the following forms:

•
On January 2, 2014, PL Manufacturing distributed all of the remaining common units that were pledged by the PL Manufacturing Members pursuant to the omnibus agreement and the pledge agreement. PL Manufacturing distributed common units to LG Propylene LLC, YSOF Propylene Investor, LLC, David Lumpkins, Nathan Ticatch, Randy Miller, Hank Jeans, John Parkinson and Sharon Spurlin. The Form 4s for these entities and persons were filed on January 10, 2014.

•	Certain phantom units held by Sharon Spurlin and Richard Rice vested in November 2013. The Forms 4 were filed on January 16, 2014.

Item 11.	Executive Compensation.

Compensation Committee Report

The compensation committee of the board of directors of our General Partner has reviewed and discussed with management the compensation discussion and analysis contained in this Annual Report on Form 10-K. Based on those reviews and discussions, the compensation committee recommended to the board of directors that the compensation discussion and analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

Lance L. Hirt

John B. Walker

Compensation Discussion and Analysis (CD&A)

Our General Partner has the sole responsibility for conducting our business and for managing our operations, and its board of directors and officers make decisions on our behalf.  Our General Partner has formed a compensation committee (the compensation committee) to determine the compensation of the officers and directors of our General Partner, including the named executive officers.

This compensation discussion and analysis, or CD&A, discusses the compensation paid to our executive officers and provides information about the compensation objectives and policies for these individuals.  The CD&A is intended to place in perspective the information contained in the executive compensation tables that follow this discussion.  This CD&A provides a general description of our compensation program and specific information about its various components.

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

In supporting our objectives, the compensation committee considers the use of both cash and equity-based compensation in the total direct compensation package provided to our named executive officers.  The compensation committee is currently considering a more formal policy with respect to our cash bonus and long-term equity programs for our executive officers.  See “Compensation Discussion and Analysis—Actions Taken Regarding 2014 Compensation” below.

Compensation Setting Process

All compensation decisions for the named executive officers are determined by the compensation committee.  The compensation committee seeks to provide a total compensation package designed to drive performance and reward contributions in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies required by us.  In determining compensation for our named executive officers, our compensation committee reviews the compensation practices of our peer companies and compensation data from our industry generally to the extent the competition for executive talent is broader than a group of selected peer companies.  In addition, the compensation committee reviews and, in certain cases, participates in, various relevant compensation surveys and consults with compensation consultants with respect to determining compensation for the named executive officers.

Role of Compensation Consultants.  During 2013, the compensation committee retained BDO USA, LLP (“BDO”) as its independent compensation consultant for matters related to executive compensation.   BDO prepared a report including market data with respect to peer company composition and compensation.  The compensation committee has engaged BDO to advise it with respect to the development of a long-term equity compensation program for our executive officers.  See “Compensation Discussion and Analysis—Actions Taken Regarding 2014 Compensation” below.

Role of Executive Officers.  For 2013, base salaries and bonus amounts of our named executive officers, excluding the Executive Chairman and President and Chief Executive Officer, were proposed by our Executive Chairman and our President and Chief Executive Officer and approved by our compensation committee.  Base salaries and bonus amounts of our Executive Chairman and our President and Chief Executive Officer for 2013 were determined by our compensation committee.  For 2014 and future years, we expect that our Executive Chairman and our President and Chief Executive Officer will continue to provide periodic recommendations to the compensation committee regarding the compensation of the other named executive officers.

Elements of Compensation

The following discussion regarding the elements of compensation provided to the named executive officers reflects our current philosophy concerning the division of the elements of senior management employees’ compensation packages.  For the fiscal year ended December 31, 2013, the principal elements of compensation for the named executive officers were the following:

•	base salary;

•	discretionary bonus awards;

•	distribution equivalent payments received with respect to previously granted long-term equity-based incentive awards; and

•	non-discriminatory welfare and retirement benefits.

Base Salary.  Base salary is the fixed annual compensation we pay to each named executive officer for performing specific job duties.  It represents the minimum income a named executive officer may receive for a full year’s performance.

The compensation committee reviews base salaries on an annual basis, in consultation with the Executive Chairman and the President and Chief Executive Officer with respect to the base salaries of the other named executive officers, and may adjust base salaries upon consideration of any factors they deem relevant, including, but not limited to:  (i) any increase or decrease in the executive’s responsibilities, (ii) the executive’s job performance, and (iii) the level of compensation paid to executives of other companies with which we compete for executive talent, as estimated based on publicly available information, compensation surveys, the experience of the members of the compensation committee and our Executive Chairman and President and Chief Executive Officer, and other relevant data.

After considering the factors listed above, effective January 1, 2013, the compensation committee authorized the following base salaries for our named executive officers:

Name	Effective January 1, 2013	2012 Salary
David Lumpkins	$450,000	$400,000
Nathan Ticatch	450,000	400,000
Sharon Spurlin	300,000	260,000
Richard Rice	350,000	350,000
Hank Jeans	240,000	240,000
Randy Miller	275,000	250,000

The compensation committee authorized these base salaries for the named executive officers in order to recognize the job performance of our named executive officers.

Actions taken by the compensation committee regarding base salaries for 2014 are discussed below under “Compensation Discussion and Analysis—Actions Taken Regarding 2014 Compensation.”

Discretionary Bonus Awards.    Historically, annual bonuses have been discretionary.  We review annual cash bonus awards for the named executive officers at the end of each fiscal year to determine award payments for that fiscal year.  Currently we do not have a practice of establishing target bonuses for our named executive officers.  When determining the appropriate bonus payments each year we consider both company and individual performance; however, at present there are no pre-established formulas, metrics or goals against which we measure the company or individual performance factors.  We believe that an annual bonus program based on performance motivates management to achieve key short-term business objectives and aligns executives’ interests with our unitholders’ interests.

The bonuses for 2013 performance (the 2013 Bonuses) were approved by the compensation committee following a year-end review of the individual performance of the executive officer in question and our overall performance for 2013 and were paid in early 2014.  While the compensation committee takes all relevant information into account, the material factors considered when evaluating each executive’s individual performance for purposes of the 2013 Bonuses included:  (i) their contribution to our overall success, (ii) any increase or decrease in the level of their responsibilities and duties, and (iii) the overall quality of their job performance during the year.  The amount of each named executive officer’s 2013 Bonus was determined in the full discretion of our compensation committee after taking all of the factors enumerated above into consideration and determining what amount seemed fair and reasonable under the facts and circumstances.  The 2013 Bonuses are reported in the “Bonus” column of the Summary Compensation Table for 2013.

Long-Term Equity-Based Incentive Awards. In order to incentivize our executive officers to continue to improve our business, our General Partner adopted the Long-Term Incentive Plan (“LTIP”) for employees, consultants and directors of our General Partner and its affiliates, who perform services for us.  Each of the named executive officers is eligible to participate in the LTIP.  The LTIP provides for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, substitute awards and other unit-based awards.  These awards are intended to align the interests of employees (including the named executive officers) with those of our unitholders and to give those employees the opportunity to share in our long-term performance.

The compensation committee may approve grants of awards under the LTIP on terms that it determines appropriate, including the period during and the conditions on which the award will vest.  The compensation committee determined not to make any awards under the LTIP to our named executive officers during 2013; however, certain named executive officers held outstanding unit-based awards during 2013 that were awarded under the LTIP during 2012.  These outstanding unit-based awards are subject to service-based conditions and vest in annual installments over a three year period, subject to continued service by the named executive officer through each applicable vesting date.  The outstanding unit-based awards will be settled upon vesting in the form of common units.  In addition, these outstanding unit-based awards include distribution equivalent rights, which provide that the award recipient receives quarterly distributions on the number of common units underlying each outstanding unit-based award at the time such distributions are declared and paid to unitholders generally.  The amounts received with respect to the distribution equivalent rights comprise a portion of the compensation for these named executive officers and are taken into account by the compensation committee in evaluating total compensation for the officers.  The amounts received during 2013 with respect to the distribution equivalent rights are reported in the “All Other Compensation” column of the Summary Compensation Table.

For 2014, the compensation committee recommended and the board of directors approved the grant of phantom units to certain of the named executive officers.  See “Compensation Discussion and Analysis—Actions Taken Regarding 2014 Compensation” below.

Employee Benefits.  In addition to the elements of compensation previously discussed, the named executive officers are eligible for the same health, welfare and other employee benefits as are available to all employees generally, which include medical and dental insurance, short and long-term disability insurance, life insurance, and a 401(k) profit sharing plan.  The 401(k) profit sharing plan permits all eligible employees, including the named executive officers, to make voluntary salary deferrals, subject to applicable tax limitations.  The 401(k) profit sharing plan also provides a dollar-for-dollar safe harbor matching contribution on the first 6% of eligible compensation contributed to the plan as salary deferrals, which is 100% vested at all times.  Discretionary profit sharing contributions are made to the 401(k) profit sharing plan for employees who have completed one year of service and are employed on the last day of the plan year, and these contributions are based upon age and a target rate and are typically paid in the first quarter of the following year.  In addition, minimal perquisites have historically been provided to our named executive officers, as approved on a case-by-case basis, and the annual cost of such personal benefits provided to each named executive officer has been less than $10,000.  We do not sponsor any defined benefit pension plan or nonqualified deferred compensation arrangements at this time.

Severance and Change in Control Arrangements

Except as provided pursuant to the outstanding unit-based awards granted under our LTIP, we did not have any employment or other agreements in place with our named executive officers providing for severance and/or change in control benefits during 2013 and, to date in 2014, our General Partner has not adopted any arrangements that would provide severance and/or change in control benefits to our named executive officers.  Our General Partner may change this policy in the future.  The termination and change in control provisions of the unit-based awards granted in 2012 under our LTIP are described below in the section titled “Potential Payments upon Termination or Change in Control.”

Actions Taken Regarding 2014 Compensation

The compensation committee, with input from its independent compensation consultant BDO, is currently analyzing our 2014 compensation program for the named executive officers and is considering potential modifications to such program for subsequent years so that our annual compensation arrangements create a greater alignment between our executive officers and our unitholders.  As part of the review the compensation committee is considering certain modifications to our existing arrangements including the addition of metrics-based performance measures.  To date, however, no specific decisions have been made by the compensation committee regarding 2014 bonuses.

The compensation committee has authorized the following base salaries for our named executive officers, effective January 1, 2014:

	Effective January 1, 2014	2013 Salary
David Lumpkins	$475,000	$450,000
Nathan Ticatch	475,000	450,000
Sharon Spurlin	320,000	300,000
Richard Rice	350,000	350,000
Hank Jeans	255,000	240,000
Randy Miller	290,000	275,000

The compensation committee authorized these base salaries for the named executive officers in order to recognize the job performance of our named executive officers.

The compensation committee also granted phantom units to certain of our named executive officers on January 15, 2014.  These phantom units will cliff vest in full on January 15, 2017, provided the officer remains continuously employed by us until that date.  The awards have accompanying dividend equivalent rights, which provide that the award recipient receives quarterly distributions on the common units underlying the phantom units as and when declared by the Partnership.

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

Summary Compensation Table

The following table and footnotes provide information regarding the compensation of the named executive officers during the fiscal years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	All Other Compensation ($)(3)(4)	Total ($)
David Lumpkins	2013	$450,000	$225,000	$-	$40,800	$715,800
Executive Chairman	2012	400,000	200,000	-	40,000	640,000
	2011	400,000	150,000	-	39,200	589,200

Nathan Ticatch	2013	$450,000	$225,000	$-	$35,700	$710,700
President and Chief	2012	400,000	200,000	-	33,000	633,000
Executive Officer	2011	400,000	150,000	-	31,946	581,946

Sharon Spurlin	2013	$300,000	$180,000	$-	$156,230	$636,230
Senior Vice President	2012	260,000	150,000	1,000,006	33,000	1,443,006
and Chief Financial	2011	257,023	120,000	-	34,300	411,323
Officer

Richard Rice(5)	2013	$350,000	$125,000	$-	$366,227	$841,227
Senior Vice President	2012	56,538	16,667	2,749,998	-	2,823,203
General Counsel
Corporate Secretary

Hank Jeans	2013	$240,000	$130,000	$-	$166,651	$536,651
Senior Vice President	2012	240,000	125,000	1,464,701	73,970	1,903,671
Commercial	2011	235,385	125,000	-	39,200	399,585

Randy Miller	2013	$275,000	$150,000	$-	$35,700	$460,700
Vice President	2012	250,000	150,000	-	35,000	435,000
Engineering	2011	243,846	125,000	-	34,300	403,146

(1)	For 2013, reflects amounts paid in the first quarter of 2014 pursuant to our discretionary annual cash bonus program for services provided in fiscal 2013.
(2)	Amounts in this column reflect the aggregate grant date fair value of unit awards granted in 2012 to the named executive officers pursuant to the LTIP, computed in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation.” See note 2 to our consolidated financial statements for the fiscal year ended December 31, 2013, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards.
(3)	The items reported in the “All Other Compensation” column represent employer matching contributions and employer profit sharing contributions made to the 401(k) profit sharing plan. Also included in the “All Other Compensation” amounts for Spurlin, Rice and Jeans is the payment of quarterly distributions on outstanding unit-based awards in 2013 in the aggregate amounts of $120,530, $340,727 and $127,941, respectively, pursuant to the unit-based awards granted in 2012.
(4)	For 2012, does not include the value of distributions received by certain named executive officers upon the closing of our IPO with respect to fully vested profits interests in PL Manufacturing, as those amounts were distributed by PL Manufacturing, without any input from the compensation committee, the Partnership or the General Partner. Neither the Partnership nor the General Partner has any reimbursement obligation or other financial responsibility with respect to those distributions or any future distributions made by PL Manufacturing, and such distributions are solely a burden on, and dilutive to, the return of the equity owners of PL Manufacturing. The right of the holders of these profit interest awards to receive future distributions with respect to such interests is not in any way contingent upon their continued service with us. See “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity-Based Incentive Awards” in Amendment No. 8 to our Registration Statement on Form S-1, filed with the SEC on May 2, 2012 for additional information.
(5)	Mr. Rice was hired on November 1, 2012, to serve as our Senior Vice President, General Counsel and Corporate Secretary, and the 2012 compensation reported for Mr. Rice is only for the period during which he was employed by us.

Grants of Plan-Based Awards for 2013

None of the named executive officers received a grant of unit-based awards under our LTIP in 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table sets forth information concerning outstanding unit-based awards granted pursuant to the LTIP that were held by certain of the named executive officers as of December 31, 2013.   Messrs. Lumpkins, Ticatch, and Miller did not hold any outstanding unit-based awards under the LTIP as of December 31, 2013.

Name	Number of Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)

Sharon Spurlin	51,840	$603,936

Richard Rice	146,549	$1,707,296

Hank Jeans	58,823	$685,288

(1)	Includes the following unit-based awards granted by us:
•	in May 2012 to Mr. Jeans, of which one third vested on May 9, 2013, one third vests on May 9, 2014, and the remaining one third vests on May 9, 2015, subject to continued employment on each applicable vesting date;
•	in November 2012 to Mr. Rice, of which one third vested on November 1, 2013, one third vests on November 1, 2014, and the remaining one third vests on November 1, 2015, subject to continued employment on each applicable vesting date; and
•	in December 2012 to Ms. Spurlin, of which one third vested on November 1, 2013, one third vests on November 1, 2014, and the remaining one third vests on November 1, 2015, subject to continued employment on each applicable vesting date. The compensation committee changed the vesting dates of Ms. Spurlin’s award from December to November in order to reduce the recordkeeping burden associated with multiple vesting dates. The termination and change in control provisions of these unit-based awards held by Messrs. Jeans and Rice and Ms. Spurlin are described below in the section titled “Potential Payments upon Termination or Change in Control.”
(2)	This column represents the closing price of our common units on December 31, 2013, which was $11.65, multiplied by the number of unvested unit-based awards outstanding on such date.

Option Exercises and Units Vested in the 2013 Fiscal Year

The following table provides information regarding the vesting in 2013 of unit-based awards held by certain named executive officers.  Messrs. Lumpkins, Ticatch, and Miller did not hold any outstanding unit-based awards under the LTIP that vested in 2013.  To date, we have not granted any unit options.

Name	Number of Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)

Sharon Spurlin	25,921	$331,011

Richard Rice	73,275	$935,722

Hank Jeans	29,412	$376,179

(1)	Includes the number of common units withheld to satisfy tax withholding obligations with respect to vesting of the awards. After deducting the number of common units withheld, the net number of common units actually received by each named executive officer was as follows: (a) Ms. Spurlin—18,831 common units (with a value realized of $240,472), (b) Mr. Rice—53,234 common units (with a value realized of $679,798), and (c) Mr. Jeans—21,367 common units (with a value realized of $273,284).
(2)	The value realized upon vesting of unit-based awards is based on the following:
•	A closing price per share of our common stock of $12.79, for awards that vested on May 9, 2013.
•	A closing price per share of our common stock of $12.77, for awards that vested on November 1, 2013.

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

Potential Payments upon Termination or Change in Control

As of December 31, 2013, the only arrangements in place with our named executive officers providing such individuals with severance or change in control benefits were the arrangements included as part of the outstanding unit-based awards under our LTIP.  To date, the compensation committee of our General Partner has not adopted any other arrangements that will provide severance or change in control benefits to our named executive officers.

The outstanding unit-based awards under our LTIP become fully vested upon a named executive officer’s death or the occurrence of a change in control.  For purposes of the unit-based awards, “change in control” means (i) a person or group becomes the beneficial owner of 50% or more of the voting power of the voting securities of the Partnership or of the General Partner, (ii) the limited partners of the Partnership or the General Partner approve a plan of complete liquidation of the Partnership or the General Partner, (iii) the sale or other disposition by the Partnership or the General Partner of all or substantially all of its assets, or (iv) the General Partner or one of its affiliates ceases to serve as the general partner of the Partnership.

The following table summarizes the value that would be realized by the named executive officers under the outstanding unit-based awards assuming their employment terminated under the specified circumstances or a change in control occurred, in each case, on December 31, 2013.  For these purposes, our common unit price was assumed to be $11.65, which was the closing price per unit on December 31, 2013.

Named Executive Officer	Death	Change in Control
Sharon Spurlin	$603,936	$603,936
Richard Rice	$1,707,296	$1,707,296
Hank Jeans	$685,288	$685,288

Director Compensation

Directors of our General Partner who are not officers, employees or directors of the Partnership, Lindsay Goldberg, York Capital or their affiliates (referred to as the independent directors) receive compensation for their services. Independent directors each receive an annual retainer fee in cash of $50,000 plus an additional $1,000 for each board meeting attended. The audit committee chair receives an additional fee of $12,000 per year. The compensation committee chair, if an independent director, receives an additional fee of $7,200 per year.  All fees are pro-rated based on the amount of time each director has served since his appointment.

In addition, independent directors also receive an annual award of phantom units pursuant to the LTIP with a value of approximately $100,000 on the date of grant.  Per the terms of the LTIP, the phantom awards contain distribution equivalent rights, which provide that the award recipient receives quarterly distributions on the common units underlying the phantom units as and when declared by the Partnership.  The phantom units vest over a one year period, which is typically tied to the anniversary of the date such holder joined the board of directors, subject to the director’s continued service as a member of the board of directors during that period, except that the unit-based awards granted on July 17, 2013, to Mr. Kramer will vest on May 9, 2014, the same vesting date as for the awards granted to the other independent board members.

Independent directors are reimbursed for certain out-of-pocket expenses in connection with attending meetings of the board of directors or committees, although no such reimbursements were made during 2013.   Each director is indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table sets forth the compensation received by each independent director of our General Partner for the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
John B. Walker	$54,000	$100,005	$8,130	$162,135
Phillip D. Kramer	$66,000	$100,000	$13,425	$179,425
Hallie A. Vanderhider	$37,066	$100,005	$5,864	$142,935

(1)	The fees for Ms. Vanderhider have been pro-rated from April 26, 2013, the date she became a director of our General Partner.

(2)	Mr. Walker and Ms. Vanderhider were each granted 7,819 phantom units on May 9, 2013, and Mr. Kramer was granted 7,651 phantom units on July 17, 2013, all pursuant to the LTIP, and all which remained outstanding and unvested on December 31, 2013. The number of phantom units granted was based on the closing market price of our common units on the date of the grant, which was $12.79 per unit for the grants priced on May 9, 2013 and $13.07 per unit for the grant priced on July 17, 2013. These unit-based awards will become fully vested on May 9, 2014, provided the director continues to serve as a director of our General Partner on such date. The outstanding phantom units become fully vested upon a named director’s death or the occurrence of a change in control. The dollar amounts in the table reflect the aggregate grant date fair value of the phantom units granted in 2013, computed in accordance with FASB ASC Topic 718. See note 2 to our consolidated financial statements for the fiscal year ended December 31, 2013, for a discussion of the assumptions used in determining the FASB ASC Topic 718 grant date fair value of these awards. As of December 31, 2013, these are the only phantom units held by our independent directors.

(3)	Amounts in this column reflect the payment of distributions in 2013 pursuant to distribution equivalent rights with respect to phantom unit awards granted under the LTIP.

Compensation Practices as They Relate to Risk Management

We believe our compensation programs do not encourage excessive and unnecessary risk taking by executive officers (or other employees of our General Partner).  Short-term annual incentives are paid pursuant to discretionary bonuses enabling the compensation committee to assess the actual behavior of the employees as it relates to risk taking in awarding a bonus.  Further, the use of equity-based long-term incentive compensation under our LTIP serves our compensation program’s goal of aligning the interests of executives and unitholders, thereby reducing the incentives for unnecessary risk taking.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding beneficial ownership of our common units as of March 1, 2014 by:

•	our General Partner;

•	each of our General Partner’s directors;

•	each of our General Partner’s executive officers;

•	each unitholder known by us to beneficially hold five percent or more of our outstanding units; and

•	all of our General Partner's executive officers and directors as a group.

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

Name of Beneficial Owner	Common Units Beneficially Owned(1)	Percentage of Total Common Units Outstanding(2)
Lindsay Goldberg(3)	69,690,798	50.1%
York Capital(4)	17,422,701	12.5%
PetroLogistics GP LLC(5)	—	—
David Lumpkins(6)	7,920,416	5.7%
Nathan Ticatch(7)	6,807,613	4.9%
Hank Jeans	311,469	*
Sharon Spurlin	160,143	*
Randy Miller	384,860	*
Richard Rice	209,889	*
Alan E. Goldberg(3)	69,690,798	50.1%
Lance L. Hirt	—	—
Zalmie Jacobs	—	—
Robert D. Lindsay(3)	69,690,798	50.1%
Andrew S. Weinberg	—	—
Jaime Buehl-Reichard	—	—
Hallie A. Vanderhider	7,819	*
John B. Walker	15,910	*
Phillip D. Kramer	15,742	*
All directors and executive officers of our General Partner as a group (15 persons)	102,780,629	73.8%

*	Represents less than 1% of the total number of common units outstanding.

(1)	As of March 1, 2014, there are no arrangements for any listed beneficial owner to acquire, within 60 days, any common units from options, warrants, rights, conversion privileges or similar instruments.
(2)	Based on 139,212,737 common units outstanding on March 1, 2014.
(3)	LG Propylene LLC is the owner of 69,690,798 common units. Alan E. Goldberg and Robert D. Lindsay, through their control of Lindsay Goldberg and its affiliated investment funds, may be deemed to beneficially own the units owned by Lindsay Goldberg, but disclaim such beneficial ownership. The business address of each of LG Propylene LLC, Alan E. Goldberg and Robert D. Lindsay is 630 Fifth Avenue, 30th Floor, New York, NY 10111.
(4)	YSOF Propylene Investor, LLC ("YSOF") is the owner of 17,422,701 common units. York Special Opportunities Fund AIV II, L.P., a Delaware limited partnership ("Special Opportunities"), owns 60% of YSOF and may therefore be deemed to be the beneficial owner of the common units beneficially owned by YSOF. York Special Opportunities Domestic Holdings, LLC, a New York limited liability company ("Domestic Holdings"), is the general partner of Special Opportunities and may also be deemed to be the beneficial owner of the common units beneficially owned by YSOF. York Capital Management Global Advisors, LLC, a New York limited liability company ("YGA"), is the senior managing member of Domestic Holdings and may be deemed to be the beneficial owner of the common units beneficially owned by YSOF. The business address for each of YSOF, Special Opportunities, Domestic Holdings and YGA is c/o York Capital Management, 767 Fifth Avenue, 17th Floor, New York, New York 10153.
(5)	PetroLogistics GP LLC, which is indirectly owned by our sponsors, certain of our executive officers and certain of its employees, is our general partner and manages and operates our business and has a non-economic general partner interest in us.
(6)	The number of common units reported as beneficially owned includes 3,800,000 common units held in a family limited partnership, over which Mr. Lumpkins has voting and investment power.
(7)	The number of common units reported as beneficially owned includes 796,000 common units held in a trust over which Mr. Ticatch has investment power.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

As a publicly traded partnership, we qualify for, and intend to rely on, certain exemptions from the NYSE’s corporate governance requirements, including the requirement that a majority of the board of directors of our General Partner consist of independent directors and the requirement that the board of directors of our General Partner have a nominating/corporate governance committee that is composed entirely of independent directors.  While not required by NYSE rules, the board of directors of our General Partner has a compensation committee, however, our compensation committee is not composed entirely of independent directors.

As a result of these exemptions, our General Partner’s board of directors is not comprised of a majority of independent directors, our General Partner’s compensation committee is not comprised entirely of independent directors and our General Partner’s board of directors does not currently intend to establish a nominating/corporate governance committee.  Accordingly, unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.

 Transactions with Related Parties

Contribution Agreement

On March 30, 2012, we entered into a contribution, conveyance and assumption agreement with Propylene Holdings and PL Manufacturing pursuant to which Propylene Holdings contributed PL Propylene to us, and we assumed all liabilities (including unknown and contingent liabilities) associated with owning PL Propylene after its contribution to us.

Omnibus Agreement

On May 9, 2012, we, the General Partner, Propylene Holdings, PL Propylene and PL Manufacturing LLC entered into an omnibus agreement (the “omnibus agreement”). Pursuant to the omnibus agreement and a related pledge agreement (the “pledge agreement”), we allocated all of our benefits and obligations under the propane swaps to PL Manufacturing and the PL Manufacturing Members.

On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. Under the omnibus agreement and the pledge agreement, any amounts that we were required to pay under the propane swaps were contributed to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members.

While we did not bear any of the costs nor receive any of the benefits of the propane swaps, we remained a party to the propane swaps, and were obligated to make payments to the propane swap counterparties as they come due and to post any collateral as required, under the terms of the propane swap agreement. As a result, we continued to record the fair value of the propane swaps on our balance sheet with the related gains or losses reflected in our statement of comprehensive income (loss). To the extent that the Partnership made payments under the propane swaps, PL Manufacturing and the PL Manufacturing Members were responsible for making quarterly capital contributions in an amount equal to the sum of all payments we made under such propane swaps during the applicable fiscal quarter or that we owed at the end of the quarter. During the years ended December 31, 2013 and 2012, PL Manufacturing and the PL Manufacturing Members paid approximately $93.2 million and $47.0 million, respectively, to us as reimbursement for realized losses on the propane swaps with the 2012 period pro-rated from May 9, 2012, the closing date of our initial public offering (the “IPO”), through December 31, 2012. See Note 3 regarding the IPO.

In connection with the termination of the propane swaps, we paid a cancellation payment of $34.4 million in May 2013, of which $5.4 million was reimbursed through a reduction in the distribution paid to PL Manufacturing and the PL Manufacturing Members in May 2013 in accordance with the terms of the omnibus agreement. The remaining $29.0 million was settled with cash held as collateral by the propane swap counterparty and was immediately reimbursed by PL Manufacturing and the PL Manufacturing Members. During the years ended December 31, 2013 and 2012, we recorded capital contributions of approximately $61.4 million and $78.9 million, respectively, for the reimbursement of the realized losses on the propane swaps and the reimbursement of the termination payment by PL Manufacturing and the PL Manufacturing Members. We received the final reimbursement for realized losses from PL Manufacturing and the PL Manufacturing Members on August 14, 2013, at which time the omnibus agreement terminated in accordance with its terms.

 Brock Maintenance Contracts

In 2008, we entered into a series of contracts with Brock Maintenance, Inc., or Brock, an entity owned by Lindsay Goldberg.  Pursuant to these contracts, Brock has provided, and continues to provide us with painting, scaffolding, fireproofing and insulation and asbestos abatement services as needed.

The value of each contract may be adjusted based upon ongoing costs incurred and services provided by Brock, subject to our consent.  During the years ended December 31, 2013, 2012 and 2011, the total amounts paid to Brock were $2.9 million, $1.5 million, and $2.8 million, respectively.

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

Reimbursement Agreement

In November 2013, we entered into a Reimbursement Agreement with Lindsay Goldberg pursuant to which Lindsay Goldberg agreed to reimburse us for 50% of certain costs we incurred under a development agreement with a third party. In December 2013, Lindsay Goldberg reimbursed us $0.7 million of project development costs which we recorded as a reduction in development expense in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2013.  We ultimately elected not to pursue the potential development opportunity and anticipate receiving no further payments under the terms of the Reimbursement Agreement.

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

The following table details the aggregate fees billed for professional services rendered by our independent auditor for services provided to us and to our consolidated subsidiaries (in thousands):

	2013	2012
Audit fees(1)	$1,508	$1,145
Audit related fees(2)	—	—
Tax fees(3)	591	924
All other fees(4)	—	—
Total	$2,099	$2,069

(1)	Audit fees include those related to (a) our annual audit (and quarterly reviews) including the 2013 audit of internal controls over financial reporting, (b) work performed on our registration of publicly held debt and equity, including fees associated with work performed in conjunction with our IPO, comfort letters, consents and (c) accounting consultations and other financial reporting consultation and research work.
(2)	We incurred no audit-related fees during 2013 or 2012.
(3)	Tax fees are related to tax processing as well as Schedule K-1 preparation for our unitholders and tax planning and consultation.
(4)	We incurred no other fees in 2013 or 2012.

Pre-Approval Policy

As discussed above, the board of directors of our General Partner has an audit committee that reviews our external financial reporting, engages our independent auditors and reviews the adequacy of our internal accounting controls.  The audit committee has instituted policies that describe certain pre-approved non-audit services.  We believe that the descriptions of services are designed to be sufficiently detailed as to particular services provided, such that (i) management is not required to exercise judgment as to whether a proposed service fits within the description and (ii) the audit committee knows what services it is being asked to pre-approve. The audit committee is informed of each engagement of the independent auditor to provide services under the respective policy. All services provided by our independent auditor for the year ended December 31, 2013, were approved in advance by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Financial Statements — The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Form 10-K.

(2)	Financial Statement Schedules — All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3)	Exhibits including those incorporated by reference — The exhibits required to be filed pursuant to Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed with this Form 10-K, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of March 2014.

PETROLOGISTICS LP
By:	PetroLogistics GP LLC, its general partner

By:	/s/ David Lumpkins
David Lumpkins
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the [  ] day of March 2014.

Signature	Title

/s/ David Lumpkins	Executive Chairman and Director
David Lumpkins	(Co-Principal Executive Officer)

/s/ Nathan Ticatch	President, Chief Executive Officer and Director
Nathan Ticatch	(Co-Principal Executive Officer)

/s/ Sharon Spurlin	Senior Vice President and Chief Financial Officer
Sharon Spurlin	(Principal Financial and Accounting Officer)

/s/ Richard Rice	Senior Vice President, General Counsel and Corporate Secretary
Richard Rice

/s/ Hank Jeans	Senior Vice President—Commercial
Hank Jeans

/s/ Randy Miller	Vice President—Engineering
Randy Miller

/s/ John B. Walker	Director
John B. Walker

/s/ Alan E. Goldberg	Director
Alan E. Goldberg

/s/ Lance L. Hirt	Director
Lance L. Hirt

/s/ Zalmie Jacobs	Director
Zalmie Jacobs

/s/ Robert D. Lindsay	Director
Robert D. Lindsay

Signature	Title

/s/ Andrew S. Weinberg	Director
Andrew S. Weinberg

/s/ Jaime Buehl-Reichard	Director
Jaime Buehl-Reichard

/s/ Phillip D. Kramer	Director
Phillip D. Kramer

/s/ Hallie A. Vanderhider	Director
Hallie A. Vanderhider

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1
Certificate of Limited Partnership of PetroLogistics LP., incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1 for PetroLogistics LP, filed on June 21, 2011 (File No. 333-175035).

3.2
First Amended and Restated Agreement of Limited Partnership of PetroLogistics LP, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K for PetroLogistics LP, filed on May 9, 2012 (File No. 001-35529).

4.1
Registration Rights Agreement, dated May 9, 2012, by and between PetroLogistics LP and David Lumpkins, Nathan Ticatch, LG Propylene LLC and YSOF Propylene Investor, LLC, incorporated herein by reference to Exhibit 4.1 to Form 8-K for PetroLogistics LP, filed on May 14, 2012.

10.1
Omnibus Agreement, dated May 9, 2012, by and between PetroLogistics GP LLC, PetroLogistics LP, Propylene Holdings LLC, PL Propylene LLC and PL Manufacturing LLC. incorporated herein by reference to Exhibit 10.1 to Form 8-K for PetroLogistics LP, filed on May 14, 2012

10.2
Contribution, Conveyance and Assumption Agreement, dated as of March 30, 2012, by and among PetroLogistics LP, PL Manufacturing LLC and Propylene Holdings LLC., incorporated herein by reference to Exhibit 10.1 to Amendment No. 5 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on April 3, 2012.

10.3
Credit Agreement dated, as of March 27, 2012, among PL Propylene LLC, as borrower, Propylene Holdings, LLC, the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, Collateral Agent, Swingline Lender and Sole Lead Arranger, providing for a $350.0 million term loan facility and a $120 million revolving loan facility, incorporated herein by reference to Exhibit 10.11 to Amendment No. 5 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on April 3, 2012.

10.4
Amended and Restated Credit Agreement, dated as of March 28, 2013, among PL Propylene LLC, as Borrower, PetroLogistics LP, as Parent, the Lenders party thereto, Co-Arrangers named therein, and Morgan Stanley Senior Funding, Inc., as sole lead arranger, Administrative Agent, Collateral Agent and Swingline Lender, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K for PetroLogistics LP, filed on May 23, 2013.

10.5§
Propane Sale Contract dated May 6, 2008, between PL Propylene LLC and Enterprise Products Operating LLC, incorporated herein by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on August 8, 2011 (File No. 333-175035).

10.6§
Propylene Supply Contract, dated August 12, 2009, by and between PL Propylene LLC and The Dow Chemical Company, incorporated herein by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on August 8, 2011 (File No. 333-175035).

10.7§
Propylene Supply Contract, dated September 30, 2009, by and between PL Propylene LLC and Total Petrochemicals USA, Inc., incorporated herein by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on August 8, 2011 (File No. 333-175035).

10.8*§§	Propylene Supply Contract, dated September 29, 2009, by and between PL Propylene LLC and INEOS Olefins and Polymers USA.
10.9§
First Amendment to Propylene Supply Contract, dated December 16, 2011, by and between PL Propylene LLC and The Dow Chemical Company, incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on March 5, 2012.

10.10*§§	First Amendment to Propylene Supply Contract, dated January 1, 2011, by and between PL Propylene LLC and INEOS Olefins and Polymers USA.
10.11
Second Amendment to Propylene Supply Contract, dated January 1, 2012, by and between PL Propylene LLC and INEOS Olefins and Polymers USA, incorporated by reference to Exhibit 10.10 to Amendment No. 4 to the Registration Statement on Form S-1 for PetroLogistics LP, filed on March 5, 2012.

10.12*§§	Third amendment to Propylene Supply Contract, dated November 1, 2013, by and between PL Propylene LLC and INEOS Olefins and Polymers USA.
10.13*§§	First amendment to Propylene Supply Contract, effective as of December 31, 2013, by and between PL Propylene LLC and Total Petrochemicals & Refining USA, Inc.
10.14…	PetroLogistics Long-Term Incentive Plan, effective as of May 4, 2012, incorporated herein by reference to Exhibit 10.1 to Form 8-K for PetroLogistics LP, filed on May 9, 2012.

10.16…
Form of Restricted Unit Award Agreement under the PetroLogistics Long Term Incentive Plan incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 for PetroLogistics LP filed May 8, 2012 (File No. 333-181237).

21.1*	List of subsidiaries of PetroLogistics LP.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certification of Co-Principal Executive Officer of PetroLogistics GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Co-Principal Executive Officers of PetroLogistics GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.3*	Certification of Principal Financial Officer of PetroLogistics GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Co-Principal Executive Officer of PetroLogistics GP LLC pursuant to 18 U.S.C. §1350.
32.2**	Certification of Co-Principal Executive Officer of PetroLogistics GP LLC pursuant to 18 U.S.C. §1350.
32.3**	Certification of Principal Financial Officer of PetroLogistics GP LLC pursuant to 18 U.S.C. §1350.
101.INS……	XBRL Instance Document.
101.SCH……	XBRL Taxonomy Extension Schema Document.
101.CAL……	XBRL Taxonomy Calculation Linkbase Document.
101.LAB……	XBRL Label Linkbase Document.
101.PRE……	XBRL Presentation Linkbase Document.
101.DEF……	XBRL Taxonomy Extension Definition.

*	Filed herewith.
**	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.
§	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
§§	Certain information has been omitted pursuant to a pending confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission.
…	Contract or compensatory plan or arrangement in which directors and/or officers participate.
……	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under these section