Form 10-Q
period 2014-03-31
PetroLogistics LP
filed 2014-05-07
CIK 1523733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

As of May 1, 2014, there were 139,212,737 common units representing limited partner interests in PetroLogistics LP outstanding.

PETROLOGISTICS LP
INDEX TO FORM 10-Q
March 31, 2014

Index
PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

PETROLOGISTICS LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,419	$25,424
Accounts receivable	69,062	75,322
Accounts receivable, related parties	145	109
Inventory	17,628	20,061
Prepaid expenses and other current assets	3,369	2,642
Total current assets	113,623	123,558
Property, plant, and equipment, net	609,623	612,448
Intangible asset, net	21,756	21,901
Deferred financing costs and other assets	11,523	12,038
Total assets	$756,525	$769,945
Liabilities and partners’ capital
Current liabilities:
Accounts payable	$14,094	$34,576
Accounts payable, related parties	268	134
Accrued liabilities	21,394	24,168
Deferred revenue	13,700	9,960
Total current liabilities	49,456	68,838
Long-term debt	365,000	365,000
Asset retirement obligation	1,402	1,376
Deferred income taxes	1,687	1,680
Total liabilities	417,545	436,894
Commitments and contingencies (Note 9)
Partners’ capital (139,212,737 common units issued and outstanding at March 31, 2014 and December 31, 2013)	338,980	333,051
Total liabilities and partners’ capital	$756,525	$769,945

See accompanying notes.

Index
PETROLOGISTICS LP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In thousands, except units and per unit data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Sales	$219,988	$208,710
Cost of sales	161,589	114,123
Gross profit	58,399	94,587
General and administrative expense	4,743	5,437
Loss on derivatives, net	—	3,738
Operating income	53,656	85,412
Interest expense, net	(6,438)	(7,118)
Loss on extinguishment of debt	—	(20,446)
Income before income tax expense	47,218	57,848
Income tax expense	(551)	(771)
Net income	$46,667	$57,077
Comprehensive income	$46,667	$57,077
Net income attributable to common units (Note 2)	$46,667	$57,077
Net income per common unit - basic and diluted (Note 2)	$0.33	$0.41
Weighted average number of common units outstanding - basic and diluted (Note 2)	139,212,737	139,000,000

See accompanying notes.

Index
PETROLOGISTICS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Operating activities
Net income	$46,667	$57,077
Adjustments to reconcile net income to net cash provided by operations:
Equity-based compensation expense	1,260	1,101
Amortization of deferred financing costs	515	909
Loss on extinguishment of debt	—	13,498
Depreciation and amortization expense	12,505	9,660
Accretion expense	26	24
Unrealized gain on derivatives	—	(18,392)
Deferred income tax expense	7	120
Changes in working capital:
Accounts receivable	6,260	(15,436)
Accounts receivable, related parties	(36)	(59)
Inventory	2,433	(14,170)
Prepaid expenses and other current assets	(727)	(887)
Accounts payable	(21,449)	(597)
Accounts payable, related parties	134	(96)
Accrued liabilities	(2,774)	(4,083)
Deferred revenue	3,740	(254)
Net cash provided by operations	48,561	28,415
Investing activities
Capital expenditures and deferred major maintenance costs	(8,568)	(15,842)
Net cash used in investing activities	(8,568)	(15,842)
Financing activities
Deferred financing costs	—	(1,307)
Proceeds from borrowings	18,600	21,906
Repayments on borrowings	(18,600)	(14,950)
Cash distributions, net of contributions	(41,998)	(7,279)
Total cash used in financing activities	(41,998)	(1,630)
Net change in cash	(2,005)	10,943
Cash at beginning of period	25,424	31,434
Cash at end of period	$23,419	$42,377

Noncash financing activities:
Increase in non-cash capital expenditures	$967	$—
Capital contributions receivable from PL Manufacturing and PL Manufacturing Members for realized losses on derivatives	$—	$22,131

See accompanying notes.

Index
PETROLOGISTICS LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Nature of Operations

As used in this report, the terms “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms, refer to PetroLogistics LP. References to PL Propylene refer to PL Propylene LLC, our sole operating subsidiary. References in this report to our “Sponsors” refer to Lindsay Goldberg LLC (“Lindsay Goldberg”) and York Capital Management who collectively and indirectly own 84% of PetroLogistics GP (our “General Partner”) and directly and indirectly own 63% of our common units.

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

Nature of Operations

We currently own and operate the only U.S. propane dehydrogenation facility (the “facility”) producing polymer grade and chemical grade propylene from propane.  Propylene is used as one of the basic building blocks for petrochemicals in a variety of end uses, including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products. In addition to propylene, the facility generates commercial quantities of the following by-products during the production process: hydrogen, C4 mix stream, and C5+ stream.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The interim consolidated financial statements and notes thereto have been prepared by management without audit according to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results for the periods presented. Such adjustments are of a normal recurring nature, unless otherwise disclosed. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to the SEC’s rules and regulations. However, management believes that the disclosures presented herein are adequate to fairly present the information. All inter-company transactions and balances have been eliminated upon consolidation. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K as filed with the SEC on March 7, 2014.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting periods. We review our estimates on an ongoing basis using currently available information. Changes in facts and circumstances may result in revised estimates, and actual results could differ materially from those estimates. The results of operations of the Partnership for any interim period are not necessarily indicative of results for the full year.

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

Index
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 815, Derivatives and Hedging  (“ASC Topic 815”), addresses the accounting for derivative contracts. We entered into our commodity derivative contracts to economically hedge an exposure through a relationship that did not qualify for hedge accounting under ASC Topic 815. Our derivative contracts were recorded as derivative assets and liabilities, as applicable, at fair value on the consolidated balance sheets, and the associated unrealized gains and losses were recorded as current expense or income in the consolidated statements of comprehensive income. Unrealized gains or losses on commodity derivative contracts represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows in the consolidated statements of cash flows. Until settlement occurred, the changes in fair value of the propane swaps resulted in non-cash gains or losses being reported in our operating results as gain or loss on derivatives.

Omnibus Agreement

On May 9, 2012, the General Partner, the Partnership, Propylene Holdings, PL Propylene and PL Manufacturing LLC (“PL Manufacturing”) entered into an omnibus agreement (the “omnibus agreement”). Pursuant to the omnibus agreement and a related pledge agreement (the “pledge agreement”), we allocated all of our benefits and obligations under the propane swaps to PL Manufacturing and the owners of 100% of the issued and outstanding equity interests in PL Manufacturing (the “PL Manufacturing Members”).

On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. Under the omnibus agreement and the pledge agreement, any amounts that we were required to pay under the propane swaps were contributed to us as a capital contribution by PL Manufacturing and the PL Manufacturing Members.

While we did not bear any of the costs nor receive any of the benefits of the propane swaps, we remained a party to the propane swaps and were obligated to make payments to the propane swap counterparties as they came due and to post any collateral as required under the terms of the propane swap agreement. As a result, we continued to record the fair value of the propane swaps on our consolidated balance sheets with the related gains or losses reflected in our consolidated statements of comprehensive income. To the extent that we made payments under the propane swaps, PL Manufacturing and the PL Manufacturing Members were responsible for making quarterly capital contributions in an amount equal to the sum of all payments we made under such propane swaps during the applicable fiscal quarter or that we owed at the end of the quarter. During the three months ended March 31, 2013, we recorded a capital contribution of approximately $22.1 million for the reimbursement of the realized losses on the propane swaps that we incurred in the first quarter of 2013.

In connection with the termination of the propane swaps, we paid a cancellation payment of $34.4 million in May 2013, of which $5.4 million was reimbursed to us through a reduction in the distribution paid to PL Manufacturing and the PL Manufacturing Members in May 2013 in accordance with the terms of the omnibus agreement. The remaining $29.0 million was settled with cash held as collateral by the propane swap counterparty, and we were immediately reimbursed by PL Manufacturing and the PL Manufacturing Members. We received the final reimbursement for realized losses from PL Manufacturing and the PL Manufacturing Members on August 14, 2013, at which time the omnibus agreement terminated in accordance with its terms.

Equity-Based Compensation

We recognize compensation expense related to unit-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures (see Note 6). The grant date fair value of the unit-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

Fair Value of Financial Instruments

We consider cash and cash equivalents, accounts receivable, accounts payable, accounts receivable-related parties, accounts payable-related parties, and accrued liabilities to be financial instruments in which the carrying amounts represent fair value because of the short-term nature of the accounts.

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in a principal or most advantageous market. Fair value is a market-based measurement that is determined based on inputs, which refer broadly to assumptions that market participants use in pricing assets or liabilities. These inputs can be readily observable, market corroborated or generally unobservable inputs. We make certain assumptions we believe that market participants would use in pricing assets or liabilities, including assumptions about risk, and the risks inherent in the inputs to valuation techniques. Credit risk of the Partnership and its counterparties is incorporated in the valuation of assets and liabilities. We believe we use valuation techniques that maximize the use of observable market-based inputs and minimize the use of unobservable inputs.

Index
The following table presents the financial instruments that require fair value disclosure as of March 31, 2014:

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial liabilities
Senior notes	$—	$373,557	$—	$365,000

The following table presents the financial instruments that require fair value disclosure as of December 31, 2013:

	Fair Value
	(in thousands)
	Level 1	Level 2	Level 3	Carrying Value
Financial liabilities
Senior notes	$—	$367,401	$—	$365,000

The senior notes are deemed to be Level 2 financial instruments because the fair value is based on observable market data. At March 31, 2014 and December 31, 2013, the fair value of the senior notes was determined based on active trades and market corroborated data.

There are no financial instruments that are split across the levels, and there have been no financial instruments that transferred between the levels during the three months ended March 31, 2014.

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

The following table provides a reconciliation of net income and the allocation of net income to the common units and the unit-based awards for purposes of computing net income per unit for the three months ended March 31, 2014 (in thousands, except units and per unit data):

		Limited Partner Units
	Total	Common Units	Long- Term Incentive Plan Unit-Based Awards

Net income	$46,667
Less: Distributions to unitholders	41,998	$41,764	$234
Assumed allocation of undistributed net income	4,669	$4,643	$26

Weighted average units outstanding		139,212,737	746,398
Net income per unit:
Distributed earnings		$0.30	$0.31
Undistributed net income allocation		0.03	0.04
Net income per common unit - basic and diluted		$0.33	$0.35

Index
The following table provides a reconciliation of net income and the allocation of net income to the common units and the unit-based awards for purposes of computing net income per unit for the three months ended March 31, 2013 (in thousands, except units and per unit data):

		Limited Partner Units
	Total	Common Units	Long- Term Incentive Plan Unit-Based Awards

Net income	$57,077
Less: Distributions to unitholders	39,161	$38,920	$241
Assumed allocation of undistributed net income	17,916	$17,806	$110

Weighted average units outstanding		139,000,000	857,777
Net income per unit:
Distributed earnings		$0.28	$0.28
Undistributed net income allocation		0.13	0.13
Net income per common unit - basic and diluted		$0.41	$0.41

3. Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Product inventory
Raw materials	$3,298	$8,356
Work in progress	1,647	1,615
Finished product	5,361	3,014
Total product inventory	10,306	12,985
Maintenance spares	7,322	7,076
Total inventory	$17,628	$20,061

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

4. Derivative Instruments

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

  As of March 31, 2014 and December 31, 2013, we do not have any outstanding commodity forward contracts to hedge our forecasted energy commodity purchases.

Index
Effect of Derivative Contracts on the Consolidated Statements of Comprehensive Income

The following table summarizes the impact of our derivative contracts on our accompanying consolidated statements of comprehensive income for the three months ended March 31, 2013 (in thousands):

Net Loss Recognized in
Consolidated S tatement of Comprehensive
Derivatives Not Designated as Hedging Contracts	Income
Realized loss on propane swaps	$22,130
Unrealized gain on propane swaps	(18,392)
Propane swaps	$3,738
Total net loss on derivatives	$3,738

5. Debt

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

As required by our term loan facility, we entered into an interest rate protection agreement in July 2012 whereby we capped the three month LIBOR rate at 2.0% for up to $115.5 million on our term loan. The agreement terminated on March 27, 2014.

2013 Credit Facilities and Debt Refinancing

On March 28, 2013, we and our wholly-owned finance subsidiary, PetroLogistics Finance Corp., co-issued jointly and severally $365.0 million of senior unsecured notes due 2020 (the “senior notes”), and we amended and extended our revolving credit facility (together with the senior notes, the “2013 credit facilities”) from $120 million to $170 million with Morgan Stanley Senior Funding, Inc. (the “Agent”), and the lender parties thereto. We used the net proceeds from the issuance of the senior notes, after underwriting fees of $7.3 million, to (1) repay all borrowings outstanding under our term loan facility in the amount of $347.4 million, (2) pay $6.9 million for the call premium and costs associated with the cancellation of our term loan facility and (3) pay $3.0 million in commitment fees on our revolver and approximately $0.4 million in transaction fees. The proceeds from the senior notes, the repayment of the term loan and the transaction fees were net settled with the Agent as presented in the consolidated statement of cash flows for the quarter ended March 31, 2013. In addition, we incurred approximately $1.3 million in third party transaction costs. The senior notes were issued at the par value of $365 million and are reported as long-term debt in our consolidated balance sheets at March 31, 2014 and December 31, 2013.We recorded total deferred financing costs of approximately $12.0 million in connection with the issuance of the senior notes and the amendment and extension of our revolving credit facility. Cash paid for deferred financing costs totaled approximately $1.3 million with the remaining portion of $10.7 million net settled with the Agent through the senior note proceeds. We amortize the deferred financing costs using the effective interest method over the terms of the underlying credit facilities.

The 2013 credit facilities contain certain restrictive financial covenants, including limitations on our ability to incur additional debt and the requirement under the terms of our revolver to maintain a total senior secured leverage ratio, as defined, no greater than 2.0 to 1.0, but only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2013, the aggregate amounts outstanding under the revolving credit facility exceeds $120 million.

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

Index
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

The revolving credit facility has a maturity date of March 28, 2018. At March 31, 2014, and December 31, 2013, there were no amounts outstanding under the revolving credit facility.

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

Loss on Extinguishment of Debt

When we entered into the 2013 credit facilities, we recognized a loss on extinguishment of debt of approximately $20.4 million in our consolidated statements of comprehensive income for the three month period ended March 31, 2013. This loss on extinguishment resulted from the write off of approximately $7.7 million of unamortized deferred financing costs associated with the prior credit facilities. We also wrote off the unamortized original issue discount associated with the 2012 credit facilities in the amount of approximately $5.8 million. In addition, we paid a call premium of approximately $6.9 million for the prepayment of the term loan.

Interest expense, net consists of the following (in thousands):

	Three Months
	Ended March 31,
	2014	2013
Interest expense incurred on borrowings	$(5,717)	$(6,082)
Amortization of discount	—	(315)
Loan commitment fees	(212)	(150)
Amortization of deferred financing costs	(515)	(595)
Interest income	6	24
Interest expense, net	$(6,438)	$(7,118)

6. Long-Term Incentive Plan

2012 Long-Term Incentive Plan

Our General Partner adopted The Long-Term Incentive Plan in May 2012. The Long-Term Incentive Plan is intended to promote our interests by providing incentive compensation, based on our common units, to employees, consultants and directors and to encourage superior performance. The Long-Term Incentive Plan provides for grants of restricted units, phantom units, unit awards and other unit-based awards up to a plan maximum of 5,882,352 common units.

Unit-based Awards

  A unit-based award under the Long-Term Incentive Plan is a phantom unit whose terms and conditions are set by the Long-Term Incentive Plan administrative committee and that generally vests over a period of time and during that time is subject to forfeiture. Our unit-based awards to employees will generally vest over a three-year period either annually from the date of grant or upon the third anniversary of the grant date, provided the recipient has continuously provided services to us, our General Partner, or any other of our affiliates. Unit awards to members of our General Partner’s board of directors vest upon the first anniversary of the date of grant.

Certain unit-based awards are eligible for DERs. Absent any restrictions on the DERs in an award agreement, we will pay DERs to the holder of the award without restriction at approximately the same time as we pay quarterly cash distributions to our common unitholders.

Index
During the three months ended March 31, 2014, we recognized total equity-based compensation expense of approximately $1.3 million related to the unit-based awards ($0.6 million as cost of sales and $0.7 million as general and administrative expense).

During the three months ended March 31, 2013, we recognized total equity-based compensation expense of approximately $1.1 million related to the unit-based awards ($0.5 million as cost of sales and $0.6 million as general and administrative expense).

The following table presents activity related to our Long-Term Incentive Plan awards, including those granted to employees during the three months ended March 31, 2014:

		Weighted average
	Unit-Based Awards	grant date fair value
Awards outstanding December 31, 2013	543,774	$15.14
Awards granted	212,372	12.00
Awards forfeited	—	$—
Awards outstanding March 31, 2014	756,146	$14.26

At March 31, 2014, none of the unit-based awards were vested.  The aggregate intrinsic value of outstanding unit-based awards at March 31, 2014, was approximately $9.4 million. Also at March 31, 2014, total compensation cost related to nonvested employee unit-based awards that had not yet been recognized totaled approximately $7.5 million.  The weighted-average period over which this amount will be recognized is approximately 2.2 years.

At March 31, 2014, there were 23,289 non-vested phantom unit awards outstanding that were granted to our General Partner’s independent board members. Generally, these awards vest ratably over one year.  No awards were granted to board members during the three months ended March 31, 2014.  The aggregate intrinsic value of outstanding director unit-based awards at March 31, 2014, was approximately $0.3 million.

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

7. Related Party and Affiliate Transactions

Services Agreement with PetroLogistics GP LLC

Our General Partner provides certain operational, managerial and general administrative services to us.  All employees of PL Propylene and PetroLogistics LLC are employees of our General Partner.  We reimburse the General Partner for all direct and indirect expenses the General Partner incurs or payments the General Partner makes on our behalf including, without limitation, salary, bonus, incentive cash compensation and employee benefits.  During the three months ended March 31, 2014 and 2013, we incurred fees of $8.4 million and $7.1 million, respectively, under the services agreement with our General Partner.  The amounts we pay the General Partner for these services are reported in the consolidated statements of comprehensive income in the line item to which the expense relates.

Index
During the three months ended March 31, 2014 and 2013, we utilized the services of a company owned by Lindsay Goldberg in the amounts of approximately $0.6 million and $0.4 million, respectively, in connection with facility maintenance activities which is reported in costs of sales.

8. Concentration of Risk

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

The following table presents the concentration of total sales to our largest customers:

	Three Months
	Ended
	March 31,
	2014	2013
The Dow Chemical Company (“Dow”)	43%	42%
Total Petrochemicals & Refining USA, Inc. (“Total”)	24%	21%
INEOS Olefins and Polymers USA (“INEOS”)	21%	21%
Others (less than 10% individually)	12%	16%
Total sales	100%	100%

We have entered into market-based sales contracts with our propylene customers to provide minimum and maximum annual quantities. (See Note 9). These maximum quantities comprise the substantial majority of our facility’s anticipated annual production of propylene. This concentration in the volume of business transacted with a limited number of customers subjects us to substantial risks. The loss of any of the above-named customers without replacement on comparable terms could adversely affect our business, results of operations and financial condition. If we were to lose one or more of our current customers, we would seek to engage in sales transactions with other petrochemical companies on either a long-term contract basis or in the spot market, although there is no assurance we would be able to do so.

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

9. Commitments and Contingencies

We are obligated under long-term market-based propylene sales agreements to supply our customers with minimum quantities of propylene annually.

The following table illustrates certain information regarding our propylene contracts (in millions of pounds):

Company	Max	Min	Ends December 31
Contracts:
Dow	690	510	2018
Total	300	240	2017
INEOS	288	228	2016
LyondellBasell Industries N.V.	60	60	2014
BASF Corporation	60	48	2016
Total	1,398	1,086

Index
Legal Matters

We are routinely involved in various legal matters arising from the normal course of business for which no provision has been made in the financial statements. While the outcome of these proceedings cannot be predicted with certainty, we believe that these proceedings, when resolved, will not have a material adverse effect on our results of operations financial position or liquidity.

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

10. Subsequent Events

On April 23, 2014, our General Partner approved a distribution of $0.37 per common unit to common unitholders of record as of May 5, 2014, which will be paid on May 14, 2014.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, references in this report to the “PetroLogistics LP,” “the Partnership,” “we,” “our,” “us” or like terms used for periods after the closing of our initial public offering (the “IPO”) on May 9, 2012, refer to PetroLogistics LP. References in this report to our “sponsors” refer to Lindsay Goldberg LLC (“Lindsay Goldberg”) and York Capital Management (“York Capital”), which collectively and indirectly own 84% of PetroLogistics GP (our “General Partner”) and own approximately 63% of our common units.

You should read the following discussion of the financial condition and results of operations for the Partnership in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report); (ii) our consolidated financial statements and related notes included in our 2013 Form 10-K filed March 7, 2014, with the Securities and Exchange Commission (“SEC”); and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2013 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our cash distributions, our expected capital expenditures and the impact of such expenditures on our performance.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements including, but not limited to, the factors discussed under the caption “Factors Affecting the Comparability of Future Results” and those set forth under Part I, Item 1A, under the heading “Risk Factors” in our in our annual report on Form 10-K as filed with the SEC on March 7, 2014.

You should not place undue reliance on our forward-looking statements.  Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements made herein are made only as of the date of this report.  We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

Overview

We currently own and operate the only U.S. propane dehydrogenation (or “PDH”) facility (or “our facility”) producing propylene from propane.  Propylene is one of the basic building blocks for petrochemicals that is utilized in the production of a variety of end uses including paints, coatings, building materials, clothing, automotive parts, packaging and a range of other consumer and industrial products.  We are the only independent, dedicated “on-purpose” propylene producer in North America.  We are strategically located in the vicinity of the Houston Ship Channel, which is situated within the largest propylene consumption region in North America. We also have access to the leading global fractionation and storage hub for propane located in Mt. Belvieu, Texas.  Our location provides us with excellent access and connectivity to both customers and feedstock suppliers.

Index
We currently have multi-year contracts for the sale of our propylene with The Dow Chemical Company (“Dow”), Total Petrochemicals & Refining USA, Inc. (“Total”), BASF Corporation (“BASF’) and INEOS Olefins and Polymers USA (“INEOS”) that expire between 2016 and 2018 and a one-year contract with LyondellBasell Industries N.V. (“LyondellBasell”) that ends in December 2014.  Our customer contracts provide for minimum and maximum offtake volumes, with the minimum customer-contracted volumes representing approximately 75% of our current facility capacity and the maximum reflecting approximately 96% of our current facility capacity.  Each of our customer contracts contain pricing terms based upon market rates.  In addition to our contracted sales, we have made and will continue to make additional propylene sales on a spot basis.  Also, if necessary, we may purchase propylene in order to meet short-term customer obligations.

Propylene comprised approximately 97% and 98% of our sales during the three months ended March 31, 2014 and 2013, respectively. In addition to propylene, we also produce commercial quantities of hydrogen and C4 mix/C5+ streams.

Factors Affecting the Comparability of Future Results

Our historical results of operations and cash flows may not be indicative of results of operations and cash flows to be expected in the future, principally for the following reasons:

•	We will periodically experience planned and unplanned downtime. Safe and reliable operations at our facility are critical to our performance and financial results. As such, we plan for periodic periods of major maintenance, during which the most significant activity is the replacement of the reactor catalyst which is required approximately every three years based on estimated catalyst life. Our first triennial turnaround commenced on September 28, 2013, and lasted 32 days and had a total cost of $47.4 million which included capitalized and deferred major maintenance costs and repairs and maintenance expense. The scope of the work completed during the 2013 turnaround included additional work within the reactors and the completion of other projects that were designed to improve our reliability. The catalyst change-out projects may last more or less than 32 days depending on the scope of the actual work performed during the turnaround. We anticipate future catalyst change-out projects to be similar as to time and cost, although the cost and duration of other work performed during that time may vary. For accounting purposes, deferred major maintenance costs will be deferred and amortized using the straight-line method over the period until the next plant turnaround, which is approximately three years. Also, we may undertake additional major maintenance and/or expansion projects. If we elect to undertake such projects, these projects will require additional time and expense.

Our results of operations for the years in which we complete our triennial maintenance project, or turnaround, will be affected by the costs associated with the turnaround. Extraordinary maintenance activities performed during the turnaround which do not qualify for deferral are expensed, thereby affecting our net income, and we will continue to incur production overhead costs during a turnaround, which also affects net income. Our sales might be affected by the lack of production during the turnaround, and we may purchase propylene inventory in order to supply customers during the turnaround, which may further increase our costs of sales. The additional capital costs and deferred maintenance costs incurred during a turnaround and expenses associated with extraordinary maintenance activities will affect our cash flows. To mitigate the impact of the turnaround on our cash available for distribution, we have reserved and will continue to reserve amounts from quarterly cash distributions to fund the costs associated with the turnaround. For example, with respect to our 2013 turnaround, we reserved $77.0 million to fund (i) the capital costs associated with the change-out of our reactor catalyst, (ii) other capital and maintenance projects completed as part of the turnaround and (iii) the lost margin due to the purchase of the propylene as inventory for sales to our customers during the turnaround. This reserve was funded by withholding $5.9 million from quarterly cash distributions combined with amounts provided by the pre-IPO investors. The purpose of the reserves is to spread evenly (i) the cost associated with the turnaround and (ii) all or a portion of the projected lost margin due to the purchase of the propylene as inventory for sales to our customers during the turnaround over the period leading up to and including the turnaround so that the distributions during the quarter of the turnaround (i.e., the fourth quarter of 2013) and other quarters are not disproportionately impacted by the turnaround.

In addition to planned downtime for major maintenance projects, we may experience periods of unplanned downtime.  For example, in March 2014, we brought our facility down for approximately ten days in order to replace two heat exchangers and perform additional work at an approximate total cost of $3.7 million, comprised of $2.5 million in capital expenditures and $1.2 million in maintenance expense.  We expect to be able to mitigate the financial and operational impact of future unplanned downtime through a targeted program of routine maintenance and diligent monitoring of our systems.  Downtime, whether planned or unplanned, may result in lost sales and margin, increased capital and maintenance expenditures and working capital changes.

•	We are incurring additional general and administrative expenses as a publicly traded partnership. We incur additional general and administrative expenses as a consequence of being a publicly traded limited partnership, including costs associated with compliance under the Securities Exchange Act of 1934 (the “Exchange Act”), annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, investor relations, registrar and transfer agent fees, audit fees, incremental director and officer liability insurance costs and directors’ compensation. During 2013, we incurred incremental expenses associated with the initial implementation of our Sarbanes-Oxley 404 evaluation of internal controls as well as the costs associated with a change in our accounting information systems.

•	We may enter into different financing arrangements. Our current financing arrangements may not be representative of the arrangements we will enter into in the future. For descriptions of our current financing arrangements, see “—Liquidity and Capital Resources.”

Index
•	Our historical results of operations reflect losses on commodity derivative contracts that may not be indicative of future results of operations. Commencing October 2011 through March 2012, we entered into commodity derivative contracts (the “propane swaps”) with settlement dates in 2012 and 2013. On April 19, 2013, we, PL Manufacturing and the counterparty to the propane swaps agreed to terminate the propane swaps remaining as of May 1, 2013. While we did not ultimately bear the cost of the propane swaps as a result of an omnibus agreement (the “omnibus agreement”) among our General Partner, the Partnership, Propylene Holdings, PL Propylene, and PL Manufacturing, we remained a party to the propane swaps, and were obligated to make payments to the propane swap counterparties as they came due and to post any collateral as required, under the terms of the propane swaps. As a result, we recorded the fair value of the propane swaps on our consolidated balance sheets with the related charge reflected in our consolidated statements of comprehensive income. Volatility in the propane and crude oil commodity markets significantly affected the fair value of our commodity derivative contracts which significantly affected the gains or losses on commodity derivative contracts recognized in our consolidated statements of comprehensive income. With the termination of the propane swaps, we will no longer incur such gains or losses.

Factors Affecting Results

We believe key factors that influence our business and impact our operating results are (1) the propane-to-propylene spread, (2) our facility’s capacity utilization and (3) customer sales.

Propane-to-Propylene Spread

The price spread between propane, our sole feedstock, and propylene, our primary product, largely determines our gross margin and is the key driver of our profitability.

Propylene sales constitute substantially all of our sales.  Propylene is a commodity, and its price can be cyclical and highly volatile.  The price of propylene depends on a number of factors, including general economic conditions, cyclical trends in end-user markets and supply and demand imbalances.  The customers under our propylene sales contracts (Dow, Total, BASF, INEOS and LyondellBasell) each pay market-based prices for propylene, and a significant decrease in propylene prices would have a material adverse effect on revenue generated from these customers.  In addition, a decrease in the price of propylene would result in decreased revenue from any sales of propylene on the spot market. Assuming annual sales of 1.3 billion pounds, a one cent increase (decrease) in the propane-to-propylene spread results in an annual increase (decrease) of $13 million in gross margin and approximately $0.09 per unit in distributable cash flow on an annual basis.

Propane is the sole feedstock in our production process, and the cost of propane represents a substantial portion of our cost of sales.  Enterprise Products Operating LLC (together with its affiliates, “Enterprise”) supplies 100% of our required propane feedstock volume under a multi-year contract at market-based prices, which prices are subject to fluctuations in response to changes in supply, demand, market uncertainties and a variety of additional factors beyond our control. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Capacity Utilization

Our facility had an original nameplate capacity of 1.2 billion pounds of propylene annually. However, based on plant optimization and operating improvements, our facility currently has an annual production capacity of approximately 1.4 billion pounds. Actual annual production will vary based on a number of factors, including the amount of downtime for planned and unplanned maintenance on the facility and the overall efficiency of the facility. Any significant planned or unplanned downtime may affect not only production, and therefore sales, but also capital expenditures and direct operating expenses, primarily maintenance expenses and fuel and utilities.

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

Index
How We Evaluate Our Performance

In addition to utilizing the key factors affecting our operating results described above to evaluate our performance, our management uses certain additional financial and operational measures as well.  These measures include Adjusted EBITDA and health, safety and environmental performance.

Adjusted EBITDA

We define Adjusted EBITDA as net income plus interest expense and amortization of deferred financing costs (including loss on extinguishment of debt), income tax expense, depreciation, amortization and accretion, equity-based compensation expense, unrealized gain (loss) on derivatives and, effective May 9, 2012 through April 29, 2013, realized gains and losses on the propane swaps.  Adjusted EBITDA is a non-U.S. GAAP financial measure that may be used by our management and by external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, to assess:

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

Adjusted EBITDA should not be considered an alternative to net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with U.S. GAAP. Our Adjusted EBITDA may not be comparable to Adjusted EBITDA or similarly titled measures of other entities, as other entities may not calculate Adjusted EBITDA in the same manner as we do. Our management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable U.S. GAAP measures, understanding the differences between the measures and incorporating this knowledge into management’s decision-making processes. Adjusted EBITDA should not be viewed as indicative of the actual amount of cash we have available for distributions or that we plan to distribute for a given period.

The following table reconciles net income to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Net income	$46,667	$57,077
Interest expense and amortization of deferred financing costs	6,444	7,142
Loss on extinguishment of debt	—	20,446
Income tax expense	551	771
Depreciation, amortization and accretion	12,531	9,684
Equity-based compensation expense	1,260	1,101
Unrealized gain on derivatives (1)	—	(18,392)
Realized loss on derivatives	—	22,130
Adjusted EBITDA	$67,453	$99,959

(1) Effective May 9, 2012, pursuant to the omnibus agreement, to the extent that we made payments for realized losses under our propane swaps, PL Manufacturing LLC and the owners of 100% of the issued and outstanding equity interests of PL Manufacturing (the “PL Manufacturing Members”), through our General Partner, were responsible for making quarterly capital contributions to us in an amount equal to the sum of all payments we made under such propane swaps during the applicable fiscal quarter or that we owed at the end of the quarter resulting in a capital contribution to us and a zero net effect on cash and partners’ capital. The amount of realized loss on derivatives shown as an adjustment for EBITDA represents the amount received or to be received from PL Manufacturing and the PL Manufacturing Members. See discussion of the omnibus agreement in Note 2 to our consolidated financial statements included elsewhere in this report.

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

Index
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

Loss on Derivatives, net.  Our propane swaps were recorded as derivative assets and liabilities, as applicable, at fair value on our consolidated balance sheets. Our derivative contracts did not qualify for hedge accounting treatment. Consequently, the associated realized and unrealized gains and losses were recorded as current expense or income in the consolidated statements of comprehensive income. Unrealized gains or losses on derivatives represent the non-cash change in the fair value of these derivative instruments and do not impact operating cash flows until settlement occurs. For further discussion see “—Liquidity and Capital Resources.”

Interest Expense, net.  Interest expense, net, includes expense incurred on outstanding debt balances, the amortization of loan discount and deferred financing fees and loan commitment expenses under our credit facilities. Loan commitment expense is comprised of the fees assessed on the unutilized portion of our credit facility. Interest income results from earnings on available cash balances and is offset against interest expense.

Income Tax Expense.  As an entity operating in the State of Texas, we are subject to the Texas Margin Tax. This tax represents a tax on gross margin, as adjusted, and is reported as income tax expense in the accompanying statements of comprehensive income.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)
	(Unaudited)
	(Amounts in thousands)			%
Sales	$219,988	$208,710	$11,278	5%
Cost of sales	161,589	114,123	47,466	42%
Gross profit	58,399	94,587	(36,188)	(38)%
General and administrative expense	4,743	5,437	(694)	(13)%
Loss on derivatives, net	—	3,738	(3,738)	(100)%
Operating income	53,656	85,412	(31,756)	(37)%
Interest expense, net	(6,438)	(7,118)	(680)	(10)%
Loss on extinguishment of debt	—	(20,446)	(20,446)	(100)%
Net income before income tax expense	47,218	57,848	(10,630)	(18)%
Income tax expense	(551)	(771)	(220)	(29)%
Net income	$46,667	$57,077	$(10,410)	(18)%

Sales.  For the three months ended March 31, 2014 and 2013, we recognized sales on approximately 310.7 million and 288.7 million pounds of propylene, respectively. Product output for the first quarter of 2014 totaled approximately 315.5 million pounds of propylene compared to 298.9 million pounds of propylene produced during the first quarter of 2013, which represents an increase in production of approximately 6%. The increase in sales resulted primarily from the increase in propylene production.  The average polymer grade contract benchmark propylene price in the three months ended March 31, 2014, was 73.3 cents per pound compared to an average of 75 cents per pound for the three months ended March 31, 2013, a decrease of 1.7 cents per pound or 2%. This decrease in the average contract benchmark price of propylene partially offset the increase in sales that resulted from the higher production.

Index
  Cost of Sales.

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)
	(Unaudited)
	(Amounts in thousands)			%
Propane	$123,813	$78,012	$45,801	59%
Fuel and utilities	12,681	9,379	3,302	35%
Depreciation, amortization and accretion	12,531	9,684	2,847	29%
Insurance and property taxes	4,242	4,281	(39)	(1)%
Direct operating expenses and other	10,657	9,327	1,330	14%
Total production costs	163,924	110,683	53,241	48%
Purchased propylene	—	14,476	(14,476)	(100)%
Change in inventory	(2,335)	(11,036)	8,701	79%
Cost of sales	$161,589	$114,123	$47,466	42%

  Cost of sales was $161.6 million, or approximately 73% of sales for the three months ended March 31, 2014, compared to $114.1 million, or approximately 55% of sales, for the same period during 2013, which represents an increase of $47.5 million. The primary component of cost of sales is the propane feedstock, which represented approximately 76% and 70% of total production costs for the three months ended March 31, 2014 and 2013, respectively. An increase in propane pricing from an average of $0.86 per gallon in 2013 to $1.30 per gallon in 2014 combined with increased propylene production in the first quarter of 2014 compared to the same period in 2013 resulted in an increase in propane expense of $45.8 million. In the first quarter of 2013, we purchased propylene from third parties for $14.5 million in anticipation of our October 2013 triennial turnaround.

General and Administrative Expense.  General and administrative expense was $4.7 million for the three months ended March 31, 2014, compared to $5.4 million for the three months ended March 31, 2013, which represents a decrease of $0.7 million. The higher general and administrative expense for the three months ended March 31, 2013,  is primarily attributable to an additional $0.6 million in development expense related to potential expansion and profit enhancement projects at our facility incurred during that period.

Loss on Derivatives, net. The net loss on derivatives represents the net realized and unrealized gains and losses on the propane swaps. We recorded the propane swaps at fair value using observable inputs based on market data obtained from independent sources. Because the propane swaps did not qualify for hedge accounting treatment, the mark-to market adjustments were reported in our consolidated statements of comprehensive income. We incurred no gains or losses associated with propane swaps during the three months ended March 31, 2014, as all swap positions were terminated during the second quarter of 2013. The net loss on derivatives of $3.7 million for the three months ended March 31, 2013, was comprised of mark-to market unrealized gains of $18.4 million and realized losses of $22.1 million which were recognized at each monthly settlement date.

Interest Expense, net.  Interest expense of $5.7 million was incurred for the three months ended March 31, 2014, on an average daily debt balance of $366.3 million. For the three months ended March 31, 2013, we incurred $6.1 million in interest expense on an average debt balance of $348.7 million.  Total interest expense for the three months ended March 31, 2014 and 2013, includes $0.5 million and $0.6 million of amortized deferred financing costs, respectively.  Also included in total interest expense for the three months ended March 31, 2013 was $0.3 million of loan discount amortization.  Loan commitment expense was $0.2 million for the three months ended March 31, 2014 and 2013.

Loss on Extinguishment of Debt.  We recognized a loss on extinguishment of debt of $20.4 million for the three months ended March 31, 2013, as a result of refinancing our term loan and amending and extending our revolving credit facility in March 2013 at which time we wrote off approximately $7.7 million of unamortized deferred financing costs associated with the 2012 credit facilities and $5.8 million of unamortized original issue discount associated with the 2012 credit facilities. We also paid a $6.9 million call premium for the prepayment of the term loan in March 2013.

Income Tax Expense.  Income tax expense was $0.6 million for the three months ended March 31, 2014, compared to $0.8 million for the three months ended March 31, 2013, in each case, resulting from income taxes incurred on gross margin with the State of Texas.

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

Liquidity and Capital Resources

Our principal source of liquidity is cash flows from operations. Our principal uses of cash have been and are expected to be for working capital, distributions, capital expenditures and funding our debt service obligations. We believe that our cash from operations will be adequate to satisfy commercial commitments for the next twelve months and that cash flow together with borrowings under our revolving credit facility will be adequate to fund our planned capital expenditures and working capital needs.

Index
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

Capital Spending

During the three months ended March 31, 2014, we incurred capital expenditures of $8.6 million primarily for the replacement of two heat exchangers, backup spare parts and various upgrades and profit improvement projects. During the three months ended March 31, 2013, we incurred capital expenditures of $15.8 million of which $7.5 million represented replacement catalyst for the October 2013 triennial turnaround.

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

Maintenance capital expenditures and future planned turnaround expenses will be funded using cash flow from operations.  Should we identify opportunities for other capital expenditures (including acquisitions and plant expansion capital expenditures), such expenditures may be funded using cash flow from operations or, if significant, will be funded by issuances of debt or equity.  We have elected to reserve amounts in the period(s) preceding planned major maintenance projects in order to fund the estimated capital costs in the period in which the project(s) are expected to occur.  The actual costs associated with planned major maintenance projects may, however, differ from the estimated amounts reserved.

Senior Notes and Debt Refinancing

On March 28, 2013, we and our wholly-owned finance subsidiary, PetroLogistics Finance Corp., co-issued jointly and severally $365.0 million of senior unsecured notes due 2020 (the “senior notes”), and we entered into an amended and restated credit agreement which expanded our revolving credit facility (together with the senior notes, the “2013 credit facilities”) from $120 million to $170 million with Morgan Stanley Senior Funding, Inc. (the “Agent”), and the lender parties thereto. We used the net proceeds from the issuance of the senior notes, after underwriting fees of $7.3 million, to (1) repay all borrowings outstanding under our term loan facility in the amount of approximately $347.4 million, (2) pay approximately $6.9 million for the call premium and costs associated with the cancellation of our term loan facility and (3) pay $3.0 million in commitment fees and approximately $0.4 million in transaction fees. In addition, we paid approximately $1.3 million in third party transaction costs from cash on hand. The senior notes were issued at the par value of $365 million, and are reported as long-term debt in our consolidated balance sheet at March 31, 2014.

The indenture governing the senior notes and our amended and restated credit agreement contain certain restrictive financial covenants including limitations on our ability to incur additional debt and the requirement under the terms of our revolver to maintain a total senior secured leverage ratio, as defined, no greater than 2.0 to 1.0, but as to the senior secured leverage ratio test only in the event that on the last day of any quarter beginning with the quarter ended June 30, 2013, the aggregate amounts outstanding under the revolving credit facility exceeds $120 million. At March 31, 2014, there were no outstanding borrowings under the revolving credit facility, and our borrowing capacity was $170 million.

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

Index
Guarantees.  The senior notes rank equally in right of payment with all of our existing and future senior indebtedness.  The notes are guaranteed on a senior unsecured basis by PL Propylene.  The full and unconditional guarantee ranks equally with all of the existing and future senior indebtedness of our guarantor subsidiaries.  PL Propylene and PetroLogistics Finance Corp. are our only subsidiaries. We have no independent assets or operations, and there are no significant restrictions upon our ability to obtain funds from our subsidiaries by dividend or loan. None of the assets of our subsidiaries represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.  The senior notes and the guarantee are effectively subordinated to all of our and our guarantor subsidiaries’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.  In addition, the senior notes are structurally subordinated to all future indebtedness and other liabilities of any of our subsidiaries that are not issuers or guarantors of the senior notes.

In connection with our refinancing, we wrote off approximately $20.4 million of unamortized deferred financing costs, unamortized issue discount, and retirement premium associated with the prior credit facility. The write-off of these costs is reflected as a loss on extinguishment of debt in our consolidated statements of comprehensive income for the three months ended March 31, 2013. At March 31, 2014, we had $170.0 million available under the new revolving credit facility.

We entered into an interest rate protection agreement in July 2012 pursuant to which we capped the three month LIBOR rate at 2.0% for up to $115.5 million on our term loan. The agreement terminated on March 27, 2014.

Cash Flows

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014, was $48.6 million. This positive cash flow from operating activities resulted from net income of $46.7 million which reflects certain non-cash items for equity-based compensation, depreciation, amortization and accretion, amortization of deferred financing costs and deferred income taxes totaling $14.3 million. Cash flows from operations was reduced by a $12.4 million net increase in working capital driven by a $21.4 million decrease in accounts payable due primarily to a decrease in our liability for purchased propane from December 31, 2013 to March 31, 2014.

Net cash provided by operating activities for the three months ended March 31, 2013, was $28.4 million. This positive cash flow from operating activities resulted from net income of $57.1 million which reflects certain non-cash items for unrealized gains on derivatives, equity-based compensation, depreciation, amortization and accretion, amortization of deferred financing costs, loss on extinguishment of debt and deferred income taxes totaling $6.9 million net. Cash flows from operations was reduced by a $35.6 million net increase in working capital driven by a $15.4 million increase in accounts receivable attributed to the higher propylene price in March 2013 and a $14.2 million inventory increase for propylene stored in advance of our 2013 turnaround.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 and 2013, was $8.6 million and $15.8 million, respectively, related to capital expenditures for our facility.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014, was $42.0 million, which resulted from cash distributions to unit holders totaling $42.0 million for the period.

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

Index
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

 If propane costs increase, the market price of propylene may not rise correspondingly or at all.  Timing differences between propane prices, which may change daily, and the market price of propylene, which is set monthly, may narrow the propane-to-propylene spread and thus reduce our cash flow, which reduction could be material.  Assuming annual sales of 1.3 billion pounds, a one cent increase (decrease) in the propane-to-propylene spread results in an annual increase (decrease) of $13 million in gross margin and approximately $0.09 per unit in distributable cash flow on an annual basis. We obtain all of the propane we need from a single supplier through its propane pipeline system, which is connected to the natural gas liquids and refined products storage hub at Mt. Belvieu.  The price that we pay our supplier for propane fluctuates based on market prices.  Propane prices could increase significantly in the future. In addition, following the expiration of our current propane supply contract, the price of storage and transportation of propane to our site is subject to change and could adversely impact our financial results.

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
During the three months ended March 31, 2013, we recorded capital contributions from PL Manufacturing and the PL Manufacturing Members of $22.1 million for reimbursement of realized losses incurred on the propane swaps for the first quarter of 2013. These contributions were funded through reductions in the distributions we paid in May 2013 to PL Manufacturing and the PL Manufacturing Members on the common units they own.

Index
In the future, management may elect to use derivative commodity instruments consistent with our overall business objectives to avoid unnecessary risk and to limit, to the extent practical, risks associated with certain of our operating activities.

Interest Rate Risk

Our senior notes bear interest at a fixed interest rate while our revolving credit facility has a variable interest rate based on an underlying base rate plus an applicable margin.  The applicable margin ranges from 2.0% for loans bearing interest at the alternate base rate to 3.0% for loans bearing interest at LIBOR.  The alternate base rate is defined as the greater of the prime rate in effect and the federal funds effective rate in effect plus 1/2 of 1%.  At March 31, 2014, we had no outstanding borrowings under our revolving credit facility.

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

Our Principal Executive Officers, David Lumpkins and Nathan Ticatch, and our Principal Financial Officer, Sharon Spurlin, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the quarterly period ended March 31, 2014 (the “Evaluation Date”). Based on this evaluation, they believe that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) is accumulated and communicated to our management, including the Principal Executive Officers and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

We are, and will continue to be, subject to litigation from time to time in the ordinary course of our business. On March 4, 2014, we received notice of a lawsuit filed on behalf of Anthony Garza against us and one other party in the District Court of Harris County, Texas, 151st Judicial District, at case number 2014-09650, for liability involving personal injuries sustained in February 2014 by Mr. Garza, an employee of one or our contractors, while working at our facility.  The plaintiff makes a number of allegations, including a claim that the defendants breached a duty of care owing to the plaintiff.  Our contract with the contractor contains an obligation on the contractor to indemnify and defend us with respect to matters of this nature.  We also carry general liability insurance, subject to a deductible.  We do not expect the cost of a settlement or eventual judgment, if any, to be material to our financial position or results of operations.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 7, 2014, which could materially affect our business, financial condition, or future results. The risks described in the annual report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

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

31.1*	Certification of Co-Principal Executive Officer of PetroLogistics GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Co-Principal Executive Officer of PetroLogistics GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3*	Certification of Principal Financial Officer of PetroLogistics GP LLC as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1+	Certification of Co-Principal Executive Officer of PetroLogistics GP LLC pursuant to 18 U.S.C. §1350.

32.2+	Certification of Co-Principal Executive officer of PetroLogistics GP LLC pursuant to 18 U.S.C §1350.

32.3+	Certification of Principal Financial Officer of PetroLogistics GP LLC pursuant to 18 U.S.C. §1350.

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Calculation Linkbase Document.

101.LAB++	XBRL Label Linkbase Document.

101.PRE++	XBRL Presentation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition.

*	Filed herewith.

+	Not considered to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

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

PETROLOGISTICS LP
(Registrant)

	By:	PetroLogistics GP LLC, its General Partner

May 7, 2014	By:	/s/ David Lumpkins
David Lumpkins
Executive Chairman
(Co-Principal Executive Officer)

	By:	/s/ Nathan Ticatch
Nathan Ticatch
President and Chief Executive Officer
(Co-Principal Executive Officer)

	By:	/s/ Sharon Spurlin
Sharon Spurlin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)